Form 10-Q
period 2012-10-31
FREEDOM PETROLEUM INC.
filed 2013-01-14
CIK 1557798

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from ______ to _______


                             FREEDOM PETROLEUM, INC.
                       (Name of registrant in its charter)

            Nevada                                              45-5440446
 (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                         Identification Number)

                            6025 South Quebec Street
                        Suite 100, Centennial, Co, 80111

                                 1-800-493-0740

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-1 (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                   Outstanding as of October 31, 2012
      -----                                   ----------------------------------
Common Stock, $0.001                                      62,000,000

                             FREEDOM PETROLEUM INC.

                                    FORM 10-Q

                         PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Condensed Balance Sheets                                              3

         Condensed Statements of Operations                                    4

         Statement of Stockholders' Equity                                     5

         Condensed Statements of Cash Flows                                    6

         Notes to unaudited Financial Statements                               7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

Item 4.  Controls and Procedures                                              15

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Mine Safety Disclosures                                              16

Item 5.  Other Information                                                    16

Item 6.  Exhibits                                                             16

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FREEDOM PETROLEUM, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
OCTOBER 31, 2012 and JULY 31, 2012 (unaudited)

                                                                    October 31,         July 31,
                                                                       2012               2012
                                                                     --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $  1,225           $ 24,230

OTHER ASSETS
  Oil and Gas Properties, unproved                                     15,000             15,000
                                                                     --------           --------

TOTAL ASSETS                                                         $ 16,225           $ 39,230
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

CURRENT LIABILITIES
  Accounts Payable                                                   $      0           $ 19,650
  Due to Related Parties                                                  824                824
                                                                     --------           --------

TOTAL LIABILITIES                                                         824             20,474
                                                                     --------           --------

STOCKHOLDERS' EQUITY
  Common stock, par $0.0001, 120,000,000 shares authorized,
   27,000,000 shares issued outstanding                                 2,700              2,700
  Paid in capital                                                      24,460             24,460
  Deficit accumulated during the development stage                    (11,759)            (8,404)
                                                                     --------           --------

TOTAL STOCKHOLDERS' EQUITY                                             15,401             18,756
                                                                     --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 16,225           $ 39,230
                                                                     ========           ========


    The accompanying notes are an integral part of the financial statements.

FREEDOM PETROLEUM INC
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THRE MONTHS ENDED OCTOBER 31, 2012 AND
THE PERIOD FROM JUNE 13, 2012 (DATE OF INCEPTION) TO OCTOBER, 31, 2012

                                                                               Period From
                                                                              June 13, 2012
                                                       For the Three          (Inception)
                                                       Months Ending            Through
                                                        October 31,            October 31,
                                                           2012                   2012
                                                       ------------           ------------
GROSS REVENUES                                         $          0           $          0

OPERATING EXPENSES                                            3,355                 11,759
                                                       ------------           ------------

LOSS FROM OPERATIONS                                         (3,355)               (11,759)

OTHER EXPENSES                                                    0                      0
                                                       ------------           ------------

NET LOSS BEFORE INCOME TAXES                                 (3,355)               (11,759)

PROVISION FOR INCOME TAXES                                        0                      0
                                                       ------------           ------------

NET LOSS                                               $     (3,355)          $    (11,759)
                                                       ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            27,160,000
                                                       ============

NET LOSS PER SHARE                                     $      (0.00)
                                                       ============


    The accompanying notes are an integral part of the financial statements.

FREEDOM PETROLEUM INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JUNE 13, 2012 (DATE OF INCEPTION) TO OCTOBER 31, 2012

                                           Common Stock           Additional
                                       ---------------------       Paid in       Accumulated
                                       Shares         Amount       Capital         Deficit          Total
                                       ------         ------       -------         -------          -----
INCEPTION, FEBRUARY 25, 2010                  0      $     0      $      0        $       0        $      0

Common stock issued to founders
 at $0.001 per share                 27,000,000        2,700        24,460               --          27,160

Net loss for the period ended
 July 31, 2012                               --           --            --           (8,404)         (8,404)
                                     ----------      -------      --------        ---------        --------
BALANCE JULY 31, 2012                27,000,000        2,700        24,460           (8,404)         18,756

Net loss for the period ended
 October 31, 2012                            --           --            --           (3,355)         (3,355)
                                     ----------      -------      --------        ---------        --------

BALANCE OCTOBER 31, 2012             27,000,000      $ 2,700      $ 24,460        $ (11,759)       $ 15,401
                                     ==========      =======      ========        =========        ========


    The accompanying notes are an integral part of these financial statements

FREEDOM PETROLEUM INC
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND THE PERIOD FROM JUNE 13, 2012 (DATE OF INCEPTION) TO OCTOBER 31, 2012

                                                                            Period from
                                                                           June 13, 2012
                                                         Three months        (Date of
                                                            ended          Inception) to
                                                         October 31,        October 31,
                                                            2012               2012
                                                          --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                 $ (3,355)          $(11,759)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
  Changes in Assets and Liabilities
    Increase in accounts payable                           (19,650)                 0
    Increase in due to related party                             0                824
                                                          --------           --------
NET CASH USED IN OPERATING ACTIVITIES                      (23,005)           (10,935)
                                                          --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of unproved oil and gas properties                --            (15,000)
                                                          --------           --------
NET CASH USED IN INVESTING ACTIVITIES                           --            (15,000)
                                                          --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of common stock                        --             27,160
                                                          --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       --             27,160
                                                          --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  (23,005)            25,935

CASH AND CASH EQUIVALENTS - BEGINNING                       24,230                  0
                                                          --------           --------

CASH AND CASH EQUIVALENTS - ENDING                        $  1,225              1,225
                                                          ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                  $      0           $      0
                                                          ========           ========
  Cash paid for income taxes                              $      0           $      0
                                                          ========           ========


    The accompanying notes are an integral part of the financial statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012


NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Freedom Petroleum, Inc. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on June 13, 2012. The Company is in the exploration stage as defined under Accounting Standards Codification ("ASC 915") and it intends to engage in the exploration and development of oil and gas properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

BASIS OF PRESENTATION
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company's fiscal year end is July 31, 2012.

BASIS OF ACCOUNTING
The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and are presented in U.S. dollars. The Company is currently an exploration stage enterprise. An exploration stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. All losses accumulated since the inception of the business have been considered as part of its exploration stage activities.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $1,225 of cash at October 31, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, accounts payable and accrued expenses, and an amount due to a related party. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

REVENUE RECOGNITION
The Company has yet to realize revenues from operations and is still in the exploration stage. The Company will recognize revenue when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

OIL AND GAS PROPERTIES
The Company uses the full cost method of accounting for oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain payroll, asset retirement costs, other internal costs, and interest incurred for the purpose of finding oil and natural gas reserves, are capitalized. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from the sale of oil and natural gas properties are applied to reduce the capitalized costs of oil and natural gas properties unless the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under ASC 410 "Asset Retirement and Environmental Obligations", are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.

There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and gas properties are amortized using the units of production method.

CEILING TEST: Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling". The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations. The Company has adopted U.S. Securities and Exchange Commission ("SEC") Release 33-8995 and the amendments to ASC 932, "Extractive Industries - Oil and Gas" (the Modernization Rules). Under the Modernization Rules, estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of production, except where prices are defined by contractual arrangements.

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense ("DD&A") in the accompanying statement of operations. Such limitations are tested quarterly. As of October 31, 2012, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

STOCK-BASED COMPENSATION
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, COMPENSATION - STOCK COMPENSATION which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS AND SERVICES," for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. There has been no stock-based compensation issued to non-employees.

INCOME TAXES
The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 3 - DUE TO RELATED PARTY

A related party loaned funds to the Company to pay certain expenses prior to the opening of the Company's bank account. The loan is unsecured, non-interest bearing, and has no specific terms of repayment. As of October 31, 212 and July 31, 2012 the balance of this loan was $824.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012


NOTE 4 - OIL AND MINERAL LEASES

On July 23, 2012, the Company purchased a lease from an unrelated third party consisting of approximately 624 net acres in Lewis and Clark County, Montana for a total purchase price of $15,000. In addition, annual rental payments of $937 are due to the State of Montana starting June 5, 2013 through June 5, 2022.

Minimum annual rental payments total $8,434 for the nine-year term. The lease can be extended after June 5, 2022 so long as oil and gas in paying quantities are produced from the land. The Company has not incurred any exploration or development costs in connection with this lease.

NOTE 5 - CAPITAL STOCK

The authorized capital of the Company is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred shares with a par value of $0.0001.

During the period ended July 31, 2012, the Company issued 27,000,000 shares of common stock at a price of approximately $0.001 per share for total cash proceeds of $27,160.

There were 27,000,000 shares of common stock issued and outstanding as of October 31, 2012 and July 31, 2012. There were no shares of preferred stock issued and outstanding as of October 31, 2012 and July 31, 2012.

NOTE 6 - INCOME TAXES

For the periods ended October 31, 2012, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $11,759 at October 31, 2012, and will expire beginning in the year 2032. The provision for Federal income tax consists of the following for the periods ended October 31, 2012 and July 31, 2012:

                                                 Period Ended        Year Ended
                                                  October 31,         July 31,
                                                     2012               2012
                                                   --------           --------
Federal income tax benefit attributable to:
  Current operations                               $  1,141           $  2,857
  Less: valuation allowance                          (1,141)            (2,857)
                                                   --------           --------
Net provision for Federal income taxes             $      0           $      0
                                                   ========           ========

                                                  October 31,         July 31,
                                                     2012               2012
                                                   --------           --------
Deferred tax asset attributable to:
  Net operating loss carryover                     $  3,998           $  2,857
  Less: valuation allowance                          (3,998)            (2,857)
                                                   --------           --------
Net deferred tax asset                             $      0           $      0
                                                   ========           ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards of $11,759 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry-forwards may be limited as to use in future years.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 - ENVIRONMENTAL AND OTHER CONTINGENCIES

The Company's operations and earnings may be affected by various forms of governmental action in the United States. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; royalty and revenue sharing increases; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting the issuance of oil and gas or mineral leases; restrictions on drilling and/or production; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company's relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations and may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

Companies in the oil and gas industry are subject to numerous federal, state, and local regulations dealing with the environment. Violation of federal or state environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of hazardous substances into the environment could, to the extent such event is not insured, subject the Company to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for any personal injury and property damage that might result.

The Company currently leases a property at which hazardous substances could have been or are being handled. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under the Company's control. Under existing laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination. The Company is investigating the extent of any such liability and the availability of applicable defenses and believes the costs related to these sites will not have a material adverse effect on the Company's net income, financial condition or liquidity in a future period.

The Company's liability for remedial obligations includes certain amounts that are based on anticipated regulatory approval for proposed remediation of former refinery waste sites. Although regulatory authorities may require more costly alternatives than the proposed processes, the cost of such potential alternative processes is not expected to be a material amount. Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012


NOTE 8 - ENVIRONMENTAL AND OTHER CONTINGENCIES (CONTINUED)

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company's future net income, cash flows or liquidity. The Company has recorded $0 for its estimated asset retirement obligations as of October 31, 2012.

NOTE 9 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $11,759 as of October 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED OCTOBER 31, 2012 COMPARED TO THE PERIOD FROM INCEPTION (JUNE 13, 2012) TO OCTOBER 31, 2012.

Our net loss for the three-months ended October 31, 2012 was approximately ($3,355) compared to a net loss during the period from inception (June 13, 2012) to October 31, 2012 was ($11,759).

During the three-months ended October 31, 2012, we incurred general and administrative, consulting, and professional expenses of approximately $3,355. General and administrative expenses incurred during the three-month period ended October 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (June 13, 2012) to October 31, 2012, we incurred general and administrative, consulting, and professional expenses of approximately $11,759.

Our net loss during the three-months ended October 31, 2012 was ($3,335) or ($0.00) per share and. The weighted average number of shares outstanding was 27,160,000 for the three-month period ended October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED OCTOBER 31, 2012

As at the three-months ended October 31, 2012, our current assets were $1,225 and our total current liabilities were $824, which resulted in a working capital of $401. As at the three-months ended October 31, 2012, current assets were comprised of $1,225 in cash compared to $24,230 in current assets at July 31, 2012. At the three-months ended October 31, 2012, current liabilities were comprised of $824 in advances from director.

Stockholders' equity decreased from ($8,404) as of July 31, 2012 to ($11,759) as of October 31, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended October 31, 2012, net cash flows provided by operating activities was ($23,005) consisting of a net loss of $3,335 and decrease in accounts payable of 19,650. Net cash flows provided by operating activities was ($10,935) for the period from inception (June 13, 2012) to October 31, 2012 consisting of a net loss of $11,759 which was offset by an increase in related party debt of $824.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors (operating expenses paid on behalf of the Company by directors) or the issuance of equity and debt instruments. For the three-months ended October 31, 2012 we generated $-0- from financing activities. For the period from inception on June 13, 2012 through October 31, 2012, net cash provided by financing activities was $27,160 due to the issuance of 62,000,000 common shares.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, equity and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory;
(ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (June 13, 2012) to October 31, 2012, Thomas Hynes, our Chief Executive Officer and a director, advanced us $824. The advances are non-interest bearing and payable upon demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our October 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD").

INTEREST RATE

Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 12 2012, our registration statement on Form S-1 became effective. 60,000,000 common shares were registered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FREEDOM PETROLEUM  INC.
Dated: January 7, 2012


                                By: /s/ Thomas Hynes
                                    --------------------------------------------
                                    Thomas Hynes
                                    President, Chief Financial Officer, Director