Form 10-Q
period 2013-01-31
FREEDOM PETROLEUM INC.
filed 2013-03-20
CIK 1557798

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to _____________


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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                   Outstanding as of February 28, 2013
     -----                                   -----------------------------------
Common Stock, $0.001                                   52,182,000

                             FREEDOM PETROLEUM INC.

                                    FORM 10-Q

Part I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements                                     3
            Balance Sheets                                                   3
            Statements of Operations                                         4
            Statement of Stockholders' Equity                                5
            Statements of Cash Flows                                         6
            Notes to unaudited Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        15

Item 4.   Controls and Procedures                                           15

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 16

Item 1A.  Risk Factors                                                      16

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       16

Item 3.   Defaults Upon Senior Securities                                   16

Item 4.   Mine Safety Disclosures                                           16

Item 5.   Other Information                                                 16

Item 6.   Exhibits                                                          16

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

FREEDOM PETROLEUM, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
JANUARY 31, 2013 and JULY 31, 2012 (unaudited)



                                                                       January 31,         July 31,
                                                                          2013               2012
                                                                        --------           --------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $ 36,775           $ 24,230

OTHER ASSETS
  Oil and Gas Properties, unproved                                        15,000             15,000
                                                                        --------           --------

TOTAL ASSETS                                                            $ 51,775           $ 39,230
                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts Payable                                                      $  3,000           $ 19,650
  Due to Related Parties                                                     824                824
                                                                        --------           --------

TOTAL LIABILITIES                                                          3,824             20,474
                                                                        --------           --------
STOCKHOLDERS' EQUITY
  Common stock, par $0.0001, 120,000,000 shares authorized,
   52,182,000 and 27,000,000 shares issued outstanding, respectively       5,218              2,700
  Paid in capital                                                         59,715             24,460
  Deficit accumulated during the development stage                       (16,982)            (8,404)
                                                                        --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                47,951             18,756
                                                                        --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 51,775           $ 39,230
                                                                        ========           ========


    The accompanying notes are an integral part of the financial statements.

FREEDOM PETROLEUM INC
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2013 AND
THE PERIOD FROM JUNE 13, 2012 (DATE OF INCEPTION) TO JANUARY 31, 2012

                                                                                                Period From
                                                                                               June 13, 2012
                                                 For the Three           For the Six            (Inception)
                                                 Months Ending           Months Ended             Through
                                                   January 31,            January 31,            January 31,
                                                      2013                   2013                   2013
                                                  ------------           ------------           ------------
GROSS REVENUES                                    $          0           $          0           $          0

OPERATING EXPENSES                                       5,223                  8,578                 16,982
                                                  ------------           ------------           ------------

LOSS FROM OPERATIONS                                    (5,223)                (8,578)               (16,982)

OTHER EXPENSES                                               0                      0                      0
                                                  ------------           ------------           ------------

NET LOSS BEFORE INCOME TAXES                            (5,223)                (8,578)               (16,982)

PROVISION FOR INCOME TAXES                                   0                      0
                                                  ------------           ------------           ------------

NET LOSS                                          $     (5,223)          $     (8,578)          $    (16,982)
                                                  ============           ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       40,188,000             33,594,000
                                                  ------------           ------------

NET LOSS PER SHARE                                $      (0.00)          $      (0.00)
                                                  ============           ============


    The accompanying notes are an integral part of the financial statements.

FREEDOM PETROLEUM INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JUNE 13, 2012 (DATE OF INCEPTION) TO JANUARY 31, 2013

                                           Common Stock           Additional
                                       ---------------------       Paid in       Accumulated
                                       Shares         Amount       Capital         Deficit          Total
                                       ------         ------       -------         -------          -----
Inception, February 25, 2010                  0      $     0      $      0        $       0        $      0

Common stock issued to founders
 at $0.001 per share                 27,000,000        2,700        24,460               --          27,160

Net loss for the period ended
 July 31, 2012                               --           --            --           (8,404)         (8,404)
                                     ----------      -------      --------        ---------        --------
Balance July 31, 2012                27,000,000        2,700        24,460           (8,404)         18,756

Net loss for the period ended
 January 31, 2013                            --           --            --           (8,578)         (8,578)
                                     ----------      -------      --------        ---------        --------

Balance January 31, 2013             27,000,000      $ 5,218      $ 59,715        $ (16,982)       $ 47,951
                                     ==========      =======      ========        =========        ========


   The accompanying notes are an integral part of these financial statements

FREEDOM PETROLEUM INC
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND THE PERIOD FROM JUNE 13, 2012 (DATE OF INCEPTION) TO JANUARY 31, 2013


                                                                               Period From
                                                         Six Months           June 13, 2012
                                                           Ended           (Date of Inception) to
                                                         January 31,            January 31,
                                                            2013                   2013
                                                          --------               --------
Cash Flows from Operating Activities:
  Net loss for the period                                 $ (8,578)              $(16,982)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
  Changes in Assets and Liabilities
    Increase (decrease) in accounts payable                (16,650)                 3,000
    Increase in due to related party                             0                    824
                                                          --------               --------
Net Cash Used in Operating Activities                      (25,228)               (13,158)
                                                          --------               --------
Cash Flows from Investing Activities
  Acquisition of unproved oil and gas properties                --                (15,000)
                                                          --------               --------
Net Cash Used in Investing Activities                           --                (15,000)
                                                          --------               --------
Cash Flows from Financing Activities:
  Proceeds from the sale of common stock                    37,773                 64,933
                                                          --------               --------
Net Cash Provided by Financing Activities                   37,773                 64,933
                                                          --------               --------

Net Increase in Cash and Cash Equivalents                   12,545                 36,775

Cash and Cash Equivalents - Beginning                       24,230                      0
                                                          --------               --------

Cash and Cash Equivalents - Ending                        $ 36,775                 36,775
                                                          ========               ========
Supplemental Cash Flow Information:
  Cash paid for interest                                  $      0               $      0
                                                          ========               ========
  Cash paid for income taxes                              $      0               $      0
                                                          ========               ========


    The accompanying notes are an integral part of the financial statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2013


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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $36,775 of cash at January 31, 2013.

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

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2013


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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense ("DD&A") in the accompanying statement of operations. Such limitations are tested quarterly. As of January 31, 2013, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2013


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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 3 - DUE TO RELATED PARTY

A related party loaned funds to the Company to pay certain expenses prior to the opening of the Company's bank account. The loan is unsecured, non-interest bearing, and has no specific terms of repayment. As of January 31, 2013 and July 31, 2012 the balance of this loan was $824.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2013


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

Between December 1, 2012 and January 31, 2013 the Company issued 25,182,000 shares of common stock at a price of $0.0015 per share for total cash proceeds of $37,773.

There were 52,182,000 and 27,000,000 shares of common stock issued and outstanding as of January 31, 2013 and July 31, 2012, respectively. There were no shares of preferred stock issued and outstanding as of January 31, 2013 and July 31, 2012.

NOTE 6 - INCOME TAXES

For the periods ended January 31, 2013, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $16,982 at January 31, 2013 and will expire beginning in the year 2032. The provision for Federal income tax consists of the following for the periods ended January 31, 2013 and July 31, 2012:

                                                 Period Ended        Year Ended
                                                  January 31,         July 31,
                                                     2013               2012
                                                   --------           --------
Federal income tax benefit attributable to:
  Current operations                               $  1,897           $  2,857
  Less: valuation allowance                          (1,897)            (2,857)
                                                   --------           --------

Net provision for Federal income taxes             $      0           $      0
                                                   ========           ========

                                                  January 31,         July 31,
                                                     2013               2012
                                                   --------           --------
Deferred tax asset attributable to:
  Net operating loss carryover                     $  4,754           $  2,857
  Less: valuation allowance                          (4,754)            (2,857)
                                                   --------           --------

Net deferred tax asset                             $      0           $      0
                                                   ========           ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards of $16,982 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry-forwards may be limited as to use in future years.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2013


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

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2013


NOTE 8 - ENVIRONMENTAL AND OTHER CONTINGENCIES (CONTINUED)

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company's future net income, cash flows or liquidity. The Company has recorded $0 for its estimated asset retirement obligations as of January 31, 2013.

NOTE 9 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $16,982 as of January 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

THREE MONTH PERIOD ENDED JANUARY 31, 2013 COMPARED TO THE PERIOD FROM INCEPTION (JUNE 13, 2012) TO JANUARY 31, 2013.

Our net loss for the three-months ended January 31, 2013 was approximately ($5,223) compared to a net loss during the period from inception (June 13, 2012) to January 31, 2013 of ($16,982).

During the three-months ended January 31, 2013, we incurred general and administrative, consulting, and professional expenses of approximately $5,223. General and administrative expenses incurred during the three-month period ended January 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (June 13, 2012) to January 31, 2013, we incurred general and administrative, consulting, and professional expenses of approximately $16,982.

Our net loss during the three-months ended January 31, 2013 was ($5,223) or ($0.00) per share. The weighted average number of shares outstanding was 40,188,000 for the three-month period ended January 31, 2013.

SIX MONTH PERIOD ENDED JANUARY 31, 2013 COMPARED TO THE PERIOD FROM INCEPTION (JUNE 13, 2012) TO JANUARY 31, 2013.

Our net loss for the six-months ended January 31, 2013 was approximately ($8,578) compared to a net loss during the period from inception (June 13, 2012) to January 31, 2013 of ($16,982).

During the six-months ended January 31, 2013, we incurred general and administrative, consulting, and professional expenses of approximately $8,578. General and administrative expenses incurred during the six-month period ended January 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (June 13, 2012) to January 31, 2013, we incurred general and administrative, consulting, and professional expenses of approximately $16,982.

Our net loss during the six-months ended January 31, 2013 was ($8,578) or ($0.00) per share. The weighted average number of shares outstanding was 33,594,000 for the six-month period ended January 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED JANUARY 31, 2013

As at the six-months ended January 31, 2013, our current assets were $36,775 and our total current liabilities were $3,824, which resulted in a working capital of $32,951. As at the six-months ended January 31, 2013, current assets were comprised of $36,775 in cash compared to $24,230 in current assets at July 31, 2012. At the six-months ended January 31, 2013, current liabilities were comprised of $824 in advances from director and $3,000 owed to our auditor for professional fees. Stockholders' equity increased from $18,756 as of July 31, 2012 to $47,951 as of January 31, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended January 31, 2013, net cash flows used by operating activities was ($25,228) consisting of a net loss of $8,578 and decrease in accounts payable of 16,650. Net cash flowsused by operating activities was ($13,158) for the period from inception (June 13, 2012) to January 31, 2013 consisting of a net loss of $16,982 which was offset by an increase in related party debt of $824 and accounts payable of $3,000.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors (operating expenses paid on behalf of the Company by directors) or the issuance of equity and debt instruments. For the six-months ended January 31, 2013 we generated $37,773 from financing activities. For the period from inception on June 13, 2012 through January 31, 2013, net cash provided by financing activities was $64,993 due to the issuance of 52,182,000 common shares.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (June 13, 2012) to January 31, 2013, Thomas Hynes, our Chief Executive Officer and a director, advanced us $824. The advances are non-interest bearing and payable upon demand.

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

GOING CONCERN

The independent auditors' report accompanying our January 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 12 2012, our registration statement on Form S-1 became effective. 35,000,000 common shares were registered.

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

101  Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FREEDOM PETROLEUM  INC.
Dated: March 18, 2013


                                By: /s/ Thomas Hynes
                                    --------------------------------------------
                                    Thomas Hynes
                                    President, Chief Financial Officer, Director