Form 10-Q
period 2013-04-30
FREEDOM PETROLEUM INC.
filed 2013-06-07
CIK 1557798

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2013

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                       Outstanding as of May 12, 2013
      -----                                       ------------------------------
Common Stock, $0.001                                        52,182,000

                             FREEDOM PETROLEUM, INC.

                                    FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements                                     3
            Balance Sheets                                                   3
            Statements of Operations                                         4
            Statements of Cash Flows                                         5
            Notes to unaudited Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        14

Item 4.   Controls and Procedures                                           14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 15

Item 1A.  Risk Factors                                                      15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       15

Item 3.   Defaults Upon Senior Securities                                   15

Item 4.   Mine Safety Disclosures                                           15

Item 5.   Other Information                                                 15

Item 6.   Exhibits                                                          15

FREEDOM PETROLEUM, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
APRIL 30, 2013 and JULY 31, 2012 (unaudited)

                                                                       April 30, 2013     July 31, 2012
                                                                       --------------     -------------
ASSETS

Current Assets
  Cash and cash equivalents                                               $  9,539           $ 24,230

Other Assets
  Oil and Gas Properties, unproved                                          15,000             15,000
                                                                          --------           --------

TOTAL ASSETS                                                              $ 24,539           $ 39,230
                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current Liabilities
  Accounts Payable                                                        $     --           $ 19,650
  Due to Related Parties                                                       724                824
                                                                          --------           --------

TOTAL LIABILITIES                                                              724             20,474
                                                                          --------           --------
STOCKHOLDERS' EQUITY
  Common stock, par $0.0001, 120,000,000 shares authorized,
   52,182,000 and 27,000,000 shares issued outstanding, respectively         5,218              2,700
  Paid in capital                                                           59,715             24,460
  Deficit accumulated during the development stage                         (41,118)            (8,404)
                                                                          --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                  23,815             18,756
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 24,539           $ 39,230
                                                                          ========           ========


The accompanying notes are an integral part of the financial statements.

FREEDOM PETROLEUM INC
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2013 AND
THE PERIOD FROM JUNE 13, 2012 (DATE OF INCEPTION) TO APRIL 30, 2013

                                                                                                 Period From
                                                                                                June 13, 2012
                                                   For the Three          For the Nine           (Inception)
                                                   Months Ending          Months Ended             Through
                                                  April 30, 2013         April 30, 2013         April 30, 2013
                                                  --------------         --------------         --------------
GROSS REVENUES                                     $          0           $          0           $          0

OPERATING EXPENSES                                       24,136                 32,714                 41,118
                                                   ------------           ------------           ------------

LOSS FROM OPERATIONS                                    (24,136)               (32,714)               (41,118)

OTHER EXPENSES                                                0                      0                      0
                                                   ------------           ------------           ------------

NET LOSS BEFORE INCOME TAXES                            (24,136)               (32,714)               (41,118)

PROVISION FOR INCOME TAXES                                    0                      0                      0
                                                   ------------           ------------           ------------

NET LOSS                                           $    (24,136)          $    (32,714)          $    (41,118)
                                                   ============           ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        52,182,000             42,588,000
                                                   ------------           ------------

NET LOSS PER SHARE                                 $      (0.00)          $      (0.00)
                                                   ============           ============


The accompanying notes are an integral part of the financial statements.

FREEDOM PETROLEUM INC
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND THE PERIOD FROM JUNE 13, 2012 (DATE OF INCEPTION) TO APRIL 30, 2013

                                                                                Period from
                                                                               June 13, 2012
                                                                                 (Date of
                                                         Nine Months ended     Inception) to
                                                           April 30, 2013     April 30, 2013
                                                           --------------     --------------
Cash Flows from Operating Activities:
  Net loss for the period                                     $(32,714)          $(41,118)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
  Changes in Assets and Liabilities
    Increase (decrease) in accounts payable                    (19,650)                 0
    Increase in due to related party                              (100)               724
                                                              --------           --------
Net Cash Used in Operating Activities                          (52,464)           (40,394)
                                                              --------           --------
Cash Flows from Investing Activities
  Acquisition of unproved oil and gas properties                    --            (15,000)
                                                              --------           --------
Net Cash Used in Investing Activities                               --            (15,000)
                                                              --------           --------
Cash Flows from Financing Activities:
  Proceeds from the sale of common stock                        37,773             64,933
                                                              --------           --------
Net Cash Provided by Financing Activities                       37,773             64,933
                                                              --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents           (14,691)             9,539

Cash and Cash Equivalents - Beginning                           24,230                  0
                                                              --------           --------

Cash and Cash Equivalents - Ending                            $  9,539              9,539
                                                              ========           ========
Supplemental Cash Flow Information:
  Cash paid for interest                                      $      0           $      0
                                                              ========           ========
  Cash paid for income taxes                                  $      0           $      0
                                                              ========           ========


The accompanying notes are an integral part of the financial statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

BASIS OF PRESENTATION
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company's fiscal year end is July 31.

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $9,539 of cash at April 30, 2013.

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

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013


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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense ("DD&A") in the accompanying statement of operations. Such limitations are tested quarterly. As of April 30, 2013, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013


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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 3 - DUE TO RELATED PARTY

A related party loaned funds to the Company to pay certain expenses prior to the opening of the Company's bank account. The loan is unsecured, non-interest bearing, and has no specific terms of repayment. As of April 30, 2013 and July 31, 2012 the balance of this loan was $724 and $824, respectively.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013


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

Between December 1, 2012 and April 30, 2013 the Company issued 25,182,000 shares of common stock at a price of $0.0015 per share for total cash proceeds of $37,773.

There were 52,182,000 and 27,000,000 shares of common stock issued and outstanding as of April 30, 2013 and July 31, 2012, respectively. There were no shares of preferred stock issued and outstanding as of April 30, 2013 and July 31, 2012.

NOTE 6 - INCOME TAXES

For the periods ended April 30, 2013, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $41,118 at April 30, 2013 and will expire beginning in the year 2033. The provision for Federal income tax consists of the following for the periods ended April 30, 2013 and July 31, 2012:

                                              Nine Months Ended      Year Ended
                                               April 30, 2013      July 31, 2012
                                               --------------      -------------
Federal income tax benefit attributable to:
  Current operations                             $ 11,122             $  2,857
  Less: valuation allowance                       (11,122)              (2,857)
                                                 --------             --------

Net provision for Federal income taxes           $      0             $      0
                                                 ========             ========

                                               April 30, 2013      July 31, 2012
                                               --------------      -------------
Deferred tax asset attributable to:
  Net operating loss carryover                   $ 13,980             $  2,857
  Less: valuation allowance                       (13,980)              (2,857)
                                                 --------             --------

Net deferred tax asset                           $      0             $      0
                                                 ========             ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards of $41,118 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry-forwards may be limited as to use in future years.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013


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

NOTE 8 - ENVIRONMENTAL AND OTHER CONTINGENCIES

The Company's operations and earnings may be affected by various forms of governmental action in the United States. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; royalty and revenue sharing increases; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting the issuance of oil and gas or mineral leases; restrictions on drilling and/or production; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company's relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations and may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood ofsuch actions, the form the actions may take or the effect such actions may have on the Company.

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

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013


NOTE 8 - ENVIRONMENTAL AND OTHER CONTINGENCIES (CONTINUED)

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company's future net income, cash flows or liquidity. The Company has recorded $0 for its estimated asset retirement obligations as of April 30, 2013.

NOTE 9 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $41,118 as of April 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

THREE MONTH PERIOD ENDED APRIL 30, 2013

Our net loss for the three-months ended April 30, 2013 was approximately ($24,136).

During the three-months ended April 30, 2013, we incurred general and administrative, consulting, and professional expenses of $24,136. General and administrative expenses incurred during the three-month period ended April 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss during the three-months ended April 30, 2013 was ($24,136) or ($0.00) per share. The weighted average number of shares outstanding was 52,182,000 for the three-month period ended April 30, 2013.

NINE MONTH PERIOD ENDED APRIL 30, 2013 COMPARED TO THE PERIOD FROM INCEPTION (JUNE 13, 2012) TO APRIL 30, 2013.

Our net loss for the nine-months ended April 30, 2013 was ($32,714) compared to a net loss during the period from inception (June 13, 2012) to April 30, 2013 of ($41,118).

During the nine-months ended April 30, 2013, we incurred general and administrative, consulting, and professional expenses of $32,714. General and administrative expenses incurred during the nine-month period ended April 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (June 13, 2012) to April 30, 2013, we incurred general and administrative, consulting, and professional expenses of $41,118.

Our net loss during the nine-months ended April 30, 2013 was ($32,714) or ($0.00) per share. The weighted average number of shares outstanding was 42,588,000 for the nine-month period ended April 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

AtApril 30, 2013, our current assets were $9,539 and our total current liabilities were $724, which resulted in working capital of $8,815. Current assets were comprised of $9,539 in cash compared to $24,230 in current assets at July 31, 2012. At April 30, 2013, current liabilities were comprised of $724 in advances from director.

Stockholders' equity increased from $18,756 as of July 31, 2012 to $23,815 as of April 30, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended April 30, 2013, net cash flows used by operating activities was ($52,464) consisting primarily of a net loss of $32,714 and decrease in accounts payable of $19,650. Net cash flows used by operating activities was ($40,394) for the period from inception (June 13, 2012) to April 30, 2013 consisting of a net loss of $41,118 which was offset by an increase in related party debt of $724.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors (operating expenses paid on behalf of the Company by directors) or the issuance of equity and debt instruments. For the nine-months ended April 30, 2013 we generated $37,773 from financing activities. For the period from inception on June 13, 2012 through April 30, 2013, net cash provided by financing activities was $64,933 due to the issuance of 52,182,000 common shares.

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                FREEDOM PETROLEUM  INC.
Dated: June 3, 2013


                                By: /s/ Thomas Hynes
                                    --------------------------------------------
                                    Thomas Hynes
                                    President, Chief Financial Officer, Director