Form 10-K
period 2013-07-31
FREEDOM PETROLEUM INC.
filed 2013-11-13
CIK 1557798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-184061

FREEDOM PETROLEUM INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5440446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8580 E. Bellewood Place, Denver, CO	80237
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (800) 493-0740

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2013, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

52,200,000 as of November 10, 2013

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this annual report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to “company,”, “Freedom”, “Freedom Petroleum,” “we,” “us” or “our” mean Freedom Petroleum, Inc., unless otherwise indicated.

Item 1. Business

Corporate Overview

We are an exploration stage company, incorporated in the State of Nevada on June13, 2012, as a for-profit company, and electing a fiscal year end of July 31.  Our business office is located at 8580 E. Bellewood Place, Denver, CO, 80237 and our registered office is located at 2620 Regatta
Drive, Suite 102, Las Vegas, NV, 89128. Our telephone number is 1-800-493-0740.  We have reserved a domain main www.Freedompetroleum.com.

Current Business

We are engaged in the exploration and development of oil and gas properties.

We have acquired 100% of a 624 net acre Bakken shale lease in Lewis and Clark County, Montana, which we plan to explore for oil and gas, subject to overriding royalty of 3.3333%. This property is described in "Description of Property" further in this 10-K. We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

Markets

The availability of a ready market and the prices obtained for produced oil and gas depends on many factors, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, fluctuating demand for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. A ready domestic market for oil and gas exists because of the presence of pipelines to transport oil and gas. The existence of an international market exists depends upon the presence of international delivery systems and political and pricing factors.

If we are successful in producing oil and gas in the future, the target customers for our oil and gas are expected to be refiners, remarketers and third party intermediaries, who either have, or have access to, consumer delivery systems. We intend to sell our oil and gas under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated at intervals ranging in frequency from daily to annually.

We have not yet adopted any specific sales and marketing plans. However, as we purchase future properties, the need to hire marketing personnel will be addressed.

Competition

The oil and gas industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior oil and gas companies, independent producers and institutional and individual investors who are actively seeking to acquire oil and gas properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of oil and gas interests is intense with many oil and gas leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the oil and gas companies with which we compete for financing and for the acquisition of oil and gas properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring oil and gas interests of merit or on exploring or developing their oil and gas properties. This advantage could enable our competitors to acquire oil and gas properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further oil and gas interests or explore and develop our current or future oil and gas properties.

We also compete with other junior oil and gas companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior oil and gas companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their oil and gas properties or the price of the investment opportunity. In addition, we compete with both junior and senior oil and gas companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, oil and gas exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable oil and gas properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the oil and gas industry by:

•	keeping our costs low;
•	relying on the strength of our management's contacts; and
•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Government Regulations

GENERAL. Our exploration activities are subject to federal, state and local laws and regulations governing exploration, environmental matters, occupational health and safety, taxes, labor standards and other matters. All material licenses, permits and other authorizations currently required for our operations have been obtained or timely applied for. Compliance is often burdensome, and failure to comply carries substantial penalties. The regulatory burden on the oil and gas industry increases the cost of doing business and affects profitability.

ENVIRONMENTAL MATTERS. Our operations are subject to numerous laws relating to environmental protection. These laws impose substantial penalties for any pollution resulting from our operations. We believe that our operations substantially comply with applicable environmental laws.

HAZARDOUS SUBSTANCES. The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include but are not limited to the owner or operator of the site or sites where the release occurred or was threatened and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances and for damages to natural resources. Despite the RCRA exemption that encompasses wastes directly associated with crude oil and gas production and the "petroleum exclusion" of CERCLA, we may generate or arrange for the disposal of "hazardous substances" within the meaning of CERCLA or comparable state statutes in the course of our ordinary operations. Thus, we may be responsible under CERCLA (or the state equivalents) for costs required to clean up sites where the release of a "hazardous substance" has occurred. Also, it is not uncommon for neighboring landowners and other third parties to file claims for cleanup costs as well as personal injury and property damage allegedly caused by the hazardous substances released into the environment. Thus, we may be subject to cost recovery and to some other claims as a result of our operations.

AIR. Our operations are also subject to regulation of air emissions under the Clean Air Act, comparable state and local requirements and the OCSLA. The scheduled implementation of these laws could lead to the imposition of new air pollution control requirements on our operations. Therefore, we may incur future capital expenditures to upgrade our air pollution control equipment. We do not believe that our operations would be materially affected by these requirements, nor do we expect the requirements to be any more burdensome to us than to other companies our size involved in exploration and production activities.

WATER. The Clean Water Act prohibits any discharge into waters of the United States except in strict conformance with permits issued by federal and state agencies. Failure to comply with the ongoing requirements of these laws or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions. Similarly, the Oil Pollution Act of 1990 imposes liability on "responsible parties" for the discharge or substantial threat of discharge of oil into navigable waters or adjoining shorelines. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which a facility is located. The Oil Pollution Act assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct, or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by the Oil Pollution Act.

The Oil Pollution Act also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. The Oil Pollution Act requires parties responsible for offshore facilities to provide financial assurance in amounts that vary from $35 million to $150 million depending on a company's calculation of its "worst case" oil spill. We intend to have insurance to cover our facilities' "worst case" oil spill under the Oil Pollution Act regulations if we enter operations. As a result, we believe that we are in compliance with the Oil Pollution Act.

SAFETY AND HEALTH REGULATIONS. We are also subject to laws and regulations concerning occupational safety and health. We do not currently anticipate making substantial expenditures because of occupational safety and health laws and regulations. We cannot predict how or when these laws may be changed, or the ultimate cost of compliance with any future changes. However, we do not believe that any action taken will affect us in a way that materially differs from the way it would affect other companies in our industry.

Intellectual Property

We do not currently hold rights to any intellectual property and have not filed for copyright or trademark protection for our name or services.

Research and Development

Since our inception to the date of this annual report, we have not spent any money on research and development activities.

Employees

We are an exploration stage company and currently have no employees, other than our officers and directors who provide their services on a consulting basis.

Reports to Security Holders

We are required to file quarterly, annual and current reports, proxy statements and other information with the Securities and Exchange Commission pursuant to Section 12(b) or (g) of the Exchange Act.  The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Risks Associated With Our Company.

Our independent auditors have issued and audit opinion for our company, which includes a statement describing our going concern status.  Our financial status creates a doubt whether we will continue as a going concern.

Our auditors have issued a going concern opinion regarding our company.  This means there is substantial doubt we can continue as an ongoing business for the next twelve months.  The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business.  As such we may have to cease operations and investors could lose part or all of their investment in our company.

The oil and natural gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The oil and natural gas industry is intensely competitive. Although we do not compete with other oil and gas companies for the sale of any oil and gas that we may produce, as there is sufficient demand in the world market for these products, we compete with numerous individuals and companies, including many major oil and natural gas companies which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and natural gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

There can be no assurance that we will discover oil or natural gas in any commercial quantity on our properties.

Exploration for economic reserves of oil and natural gas is subject to a number of risks. There is competition for the acquisition of available oil and natural gas properties. Few properties that are explored are ultimately developed into producing oil and/or natural gas wells. If we cannot discover oil or natural gas in any commercial quantity thereon, our business will fail.

Even if we are able to engage in exploration on our property and establish that it contains oil or natural gas in commercially exploitable quantities, the potential profitability of oil and natural gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and natural gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and natural gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can hinder drilling operations. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

In addition, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or natural gas from the well. Production from any well may be unmarketable if it is impregnated with water or other deleterious substances. Also, the marketability of oil and natural gas which may be acquired or discovered will be affected by numerous related factors, including the proximity and capacity of oil and natural gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and natural gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and natural gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and natural gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and natural gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and natural gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuation of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour natural gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of oil and natural gas exploration and development is subject to substantial regulation under various countries laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and natural gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and natural gas exploration and development operations could have a material adverse impact on our business. Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

Risks Associated with Our Common Stock

Our shares are defined as "penny stock." The rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Our shares are defined as a “penny stock” under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase.

Market for penny stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;
•	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,
•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

We will incur ongoing costs and expenses for SEC reporting and compliance.

Going forward, our company will have ongoing SEC compliance and reporting obligations.  Such ongoing obligations will require our company to expend additional amounts on compliance, legal and auditing costs.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

Our directors will control and make corporate decisions that may differ from those that might be made by the other shareholders.

Due to the controlling amount of their share ownership in our company, our directors will have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control.  Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Inability and unlikelihood to pay dividends

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable.  Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders.  Prospective investors will likely need to rely on an increase in the price of our company’s stock to profit from his or her investment.  There are no guarantees that any market for our common stock will ever develop or that the price of our stock will ever increase.

Since we are not in a financial position to pay dividends on our common stock and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price.  The potential or likelihood of an increase in share price is questionable at best.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our company’s principal place of business and corporate offices are located at 8580 E. Bellewood Place, Denver, CO 80237, our telephone number is 1-800-493-0740.  The Company entered into an informal agreement to rent office space on a month-to-month basis with an unrelated party for $300/month to begin on January 1, 2013. The Company began sharing the office space with other tenants on June 1, 2013, also on a month-to-month basis. These tenants are subleasing the space from the Company for $300/month and the Company recognized $600 of other income related to the two months of office sharing.

Bear River Prospect, Lewis and Clark County, Montana

We have acquired 100%, subject to an overriding royalty of 3.3333% of 8/8ths of all the oil, gas and other hydrocarbons produced, saved and marketed, of a 624 net acre Bakken shale lease in Lewis and Clark County, Montana, known as the Bear River Prospect. The Bear River Prospect is specifically at Township 15 North, Range 4 West and is legally described as Section 32: Lots 1 through 8, E2.

OWNERSHIP

On July 23, 2012 we entered into, and on August 2, 2012 we closed on a Lease Purchase Agreement with Summit West Oil, LLC pursuant to which we acquired the Bear River Prospect for $15,000. The lease is subject to a 3.3333% royalty owed to Summit West Oil, LLC, as well as a 16.67% royalty owed to the government of Montana over all oil and gas produced from the property.

The lease is for a ten year term with a commencement date of June 5, 2012. The ability to renew the lease is to be renegotiated before or upon termination if Freedom Petroleum Inc. should choose to renew the leasing rights. The lease is extended automatically upon the ignition of oil or gas production from the property.

LOCATION

The Bear River opportunity is located in an area of the Alberta Bakken Fairway in Section 32 - Township 15 North - Range 4 West, Lewis & Clark County, Montana.  It is where the western edge of the Bakken Fairway plunges into contact with the tectonically heated Thrust Zone and where our management believes, the resulting thermal maturity of the Bakken offers high potential for oil production.

T16N
T15N
T14N
BEAR RIVER
PROSPECT
R5W
R4W
R3W

36
31
36
31
1
6
1
6
17N-5W
36
31
Section
32
36
31
1
6
1
6

- 25 -

GEOLOGY

The Bakken shale in the Bear River Prospect area is considered mature in geological terms. The vitreonix isopach demonstrates that the Bear River Prospect is well within the window of maturity, having an Ro between .75-1.0 regionally. The resistivity of the offsetting wells exceeds 400 ohms.

The Bakken development is considered simple and basic. A large blanket deposit covering hundreds of square miles is present and is currently being developed by approximately 200 drilling rigs in the Williston Basin. Our management believes that the western Bakken is very similar. Resistivity on logs and regional isopach maps of Bakken maturity guides the site selection for development. We believe that the Bear River Prospect is well within the maturity window.

EXPLORATION PROGRAM

In order to advance our property to a stage that would make the property of interest for a farm-in opportunity we will need to undertake the early stages of exploration ourselves. Our holdings do not currently have a resource.  Our initial work plan for the first year will include a detailed review of all publicly available data and prepare for two drilling locations. In particular, the review will include a detailed assessment of publicly available drilling information to help us assess whether our properties may contain the type of formations that typically host crude oil in Montana. The review will also help to determine which other oil companies are exploring or drilling in our area in order to help us assess the possibility of approaching those companies for potential farm-in opportunities.

In addition to reviewing publicly available information we intend to conduct seismology studies to best make further determinations of geological potential. Seismology is a geophysical method of determining geologic structure by means of prospector-induced elastic waves. In exploration seismology, artificial sources are used that have periods of tenths of a second and tens of meters of resolution.

The seismic method as applied to exploration of oil and gas involves field acquisition, data processing, and geologic interpretation. Seismic field acquisition requires placement of acoustic receivers (geophones) on the surface. The end result of seismic data processing is the production of a subsurface profile similar to a geologic cross section. It is commonly plotted in a time scale, but it is also possible to plot it in depth. These time or depth profiles are used for geologic interpretation. Geologic interpretation of seismic data has two key components, structural and stratigraphic. Structural interpretation of seismic data involves mapping of the geologic relief of different subsurface strata by using seismic data as well as information from boreholes and outcrops. Stratigraphic interpretation looks at attributes within a common stratum and interprets changes to infer varying reservoir conditions such as lithology, porosity, and fluid content.

Based on the results of the planned work program the next step in the exploration process will likely be to approach oil companies in the area to discuss farm-in opportunities or to raise additional funds in order to drill a well.

We believe our initial exploration program will cost approximately $30,000 to complete. The breakdown for the program is as follows:

PHASE 1

Exploration	Cost

Drillings Permits & Location Surveys [2 x $3,500]	$7,000
Geological Field Mapping - 2 Geologists @ $1,600/day X 5 days	8,000
Well Site Location & Environmental Study	7,500

Initial Engineering & Drilling Program, AFE's	3,000
Travel & Lodging	2,500
Administrative & Communications	2,000
TOTAL	$30,000

If this initial phase provides us with positive results, we will undertake a second phase of exploration in an attempt to delineate an oil and gas reserve on our property. This second phase will cost approximately $150,000 and we will need additional capital in order to carry out this plan. The proposed second step of exploration on the Bear River Prospect is as follows:

PHASE 2

Exploration	Cost

3D Seismic Line Over Prospect Area	$75,000
Reclamation Bond for Drilling Operations	25,000
Location idrt work, Contractor, Site Preparation	15,000
Drilling Contractor Deposit	20,000
Project Administration	10,000
Third Party Services, Deposits For Other Drilling Services	5,000
TOTAL	$150,000

We have not recognized any revenue from our oil and gas project and do not expect to generate any revenue for at least 12 months. Our property does not contain any known reserves or resources of oil or gas.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our company's common stock is quoted on the OTC Bulletin Board under the symbol "FPET". Our stock did not begin trading until October 10, 2013.

Holders

As of November 10, 2013, there were 30 stockholders of record and an aggregate of 52,200,000 shares of our common stock were issued and outstanding.   Our common shares are issued in registered form.  The transfer agent of our company's common stock is Globex Transfer, LLC at 780 Deltona Blvd., Suite 202 Deltona, FL 32725.

Description of Securities

The authorized capital stock of our company consists of 100,000,000 of common stock, at $0.0001 par value, and 20,000,000 shares of preferred stock, at $0.0001 par value.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2013, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2013.

During the year ended July 31, 2013 we sold 25,200,000 shares at $0.0015 per share for total proceeds of $37,800 under our S-1 Registration Statement offering that was declared effective on December 7, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2013.

Item 6. Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have generated no revenues and have incurred $79,110 in expenses since inception through July 31, 2013.

The following table provides selected financial data about our company for the year ended July 31, 2013 and the period ended July 31, 2012.

Balance Sheet Date	Year Ended 07/31/13	Period Ended 07/31/2012

Cash	$1,674	$24,230
Total Assets	$1,674	$39,230
Total Liabilities	$12,224	$20,474
Stockholders’ Equity (Deficit)	$(10,550)	$18,756

Plan of Operation

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business. As of July 31, 2013, our company had $1,674 in cash on hand.

We have acquired 100%, subject to an overriding royalty of 3.3333% of 8/8ths of all the oil, gas and other hydrocarbons produced, saved and marketed, of a 624 net acre Bakken shale lease in Lewis and Clark County, Montana, known as the Bear River Prospect. The Bear River Prospect is specifically at Township 15 North, Range 4 West and is legally described as Section 32: Lots 1 through 8, E2.

On July 23, 2012 we entered into, and on August 2, 2012 we closed on a Lease Purchase Agreement with Summit West Oil, LLC pursuant to which we acquired the Bear River Prospect for $15,000. The lease is subject to a 3.3333% royalty owed to Summit West Oil, LLC, as well as a 16.67% royalty owed to the government of Montana over all oil and gas produced from the property.

The lease is for a ten year term with a commencement date of June 5, 2012. The ability to renew the lease is to be renegotiated before or upon termination if Freedom Petroleum Inc. should choose to renew the leasing rights. The lease is extended automatically upon the ignition of oil or gas production from the property.

If we are unable to complete any phase of our exploration program because we do not have sufficient capital, we will cease operations until we raise more money.  If we cannot or do not raise additional capital, we will cease operations.  If we cease operations, we do not have any additional plans at this time.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are an exploration stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find.  We sought equity financing to provide for the capital required to implement our research and exploration phases.  We do not believe we have sufficient funds to operate our business for the 12 months.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

Working Capital

	Year Ended July 31, 2013	Period Ended July 31, 2012

Current Assets	$1,674	$24,230
Current Liabilities	$12,224	$20,474
Working Capital (Deficiency)	$(10,550)	$3,756

Cash Flows

	Year Ended July 31, 2013	Period Ended July 31, 2012

Cash Flows from (used in) Operating Activities	$(60,356)	$12,070
Cash Flows from (used in) Investing Activities	$Nil	(15,000)
Cash Flows from (used in) Financing Activities	$37,800	$27,160
Net Increase (decrease) in Cash During Period	$(22,556)	$24,230

As at July 31, 2013, our company’s cash balance was $1,674 compared to $24,230 as at July 31, 2012 and our total assets at July 31, 2013 were $1,674 compared with $39,230 as at July 31, 2012. The decrease in cash was primarily due to professional fees and general and administrative for ongoing regulatory costs.  The decrease in assets is attributable to the impairment of our unproven oil and natural gas property as well as the decrease in cash.

As at July 31, 2013, our company had total liabilities of $12,224 compared with total liabilities of $20,474 as at July 31, 2012. The decrease in total liabilities was primarily attributed a decrease in accounts payable and accrued expenses offset by an increase in related party debt.

As at July 31, 2013, our company had a working capital deficiency of $10,550 compared with working capital of $3,756 as at July 31, 2012. The decrease in working capital was primarily attributed the decrease in cash.

Cash Flow from Operating Activities

During the year ended July 31, 2013, our company used $60,356 in cash from operating activities compared to cash provided by operating activities of $12,070 during the period ended July 31, 2012. The increase in cash used for operating activities was attributed to an increase in the net loss and a decrease in accounts payable offset by an increase in due to related party and an impairment loss.

Cash Flow from Investing Activities

During the year ended July 31, 2013, our company used $Nil cash for investing activities compared to cash used in investing activities of $15,000 during the period ended July 31, 2012.

Cash Flow from Financing Activities

During the year ended July 31, 2013, our company received $37,800 in cash in financing activities primarily from proceeds from the issuance of common shares from our prospectus offering compared to cash provided by financing activities of $27,160 for the period ended July 31, 2012.

To meet our need for cash we raised $37,800 from the sale of 25,200,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC, which became effective on December 7, 2012.

Our director has verbally agreed to advance funds, on an as-needed basis, to assist in start-up operations, and to continue limited operations if sufficient funds are not raised from other sources. The director both proposed the verbal commitment to loan in order to ensure that our company would be able to continue its operations in the event sufficient funds are not raised in our offering.  While he has agreed to advance the funds, the agreement is verbal.  Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable.  To date, Thomas Hynes, one of our officers and director, is the only officer to advance funds to our company.  As of July 31, 2013, Mr. Hynes has advanced $8,824 and forgiven $3,000, for total owing of $5,824.

We received our initial funding of $27,160 through the sale of common stock to Thomas Hynes, who purchased 17,000,000 shares of common stock at $0.001 on July 30, 2012 for $17,000, and, 10,000,000 shares to Nina Bijedic on July 31, 2012 for a $10,000.  During the year ended July 31, 2013, we issued 25,200,000 shares of common stock at $0.0015, resulting in total shares issued and outstanding as of March 31, 2013 of 52,200,000. From inception until the date of this filing, we have had limited operating activities.  Our financial statements from inception (June 13, 2012) through the period ended July 31, 2013, reported no revenues and a net loss of $78,510.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company’s fiscal year end is July 31, 2013.

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

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $1,674 of cash at July 31, 2013.

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

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, accounts payable and accrued expenses, and amounts due to a related party.  The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under ASC 410 “Asset Retirement and Environmental Obligations”, are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.

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

Ceiling test: Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations.

The Company has adopted U.S. Securities and Exchange Commission (“SEC”) Release 33-8995 and the amendments to ASC 932, “Extractive Industries – Oil and Gas” (the Modernization Rules). Under the Modernization Rules, estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of production, except where prices are defined by contractual arrangements.

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement  of operations. Such limitations are tested quarterly. As of July 31, 2013, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

Impairment of Oil and Gas Properties
Unproved oil and gas properties are assessed at each reporting period for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value. Because the Company uses the successful efforts method, the Company assesses its properties individually for impairment, instead of on an aggregate pool of costs. Impairment of unproved properties is based on the facts and circumstances surrounding each lease and is recognized based on management’s evaluation. Management’s evaluation follows a two-step process where (1) recoverability of the carrying value of the asset is reviewed to determine if there is sufficient value recoverable to support the capitalized value at the report date; and, (2) if assets fail the recoverability test, impairment testing is conducted, including the evaluation of various criteria such as: prior history of successful operations; production currently in place and/or future projected cash flows (if any); reserve reports or evaluations from which management can prepare future cash flow analyses; the Company’s ability to monetize the asset(s) under evaluation; and Management’s intent regarding future development.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There has been no stock-based compensation issued to non-employees.

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

Basic and Diluted Earnings (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

FREEDOM PETROLEUM, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

JULY 31, 2013

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	23

Balance Sheets as of July 31, 2013 and 2012	24

Statements of Operations for the year ended July 31, 2013 and for the periods from June 13, 2012 (Date of Inception) through July 31, 2012 and June 13, 2012 (Date of Inception) through July 31, 2013	25

Statement of Stockholders’ Equity (Deficit) as of July 31, 2013	26

Statements of Cash Flows for the year ended July 31, 2013 and for the periods from June 13, 2012 (Date of Inception) through July 31, 2012 and June 13, 2012 (Date of Inception) through July 31, 2013	27

Notes to the Financial Statements	27

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Freedom Petroleum, Inc.
Las Vegas, NV

We have audited the accompanying balance sheets of Freedom Petroleum, Inc., as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended July 31, 2013 and the periods from June 12, 2012 (date of inception) to July 31, 2012 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Petroleum, Inc., as of July 31, 2013 and 2012, and the results of its operations and cash flows for the year ended July 31, 2013, and the periods from June 12, 2012 (date of inception) to July 31, 2012 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Freedom Petroleum, Inc. will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has a working capital deficit, has incurred losses from operations, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
November 11, 2013

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
BALANCE SHEETS
AS OF JULY 31, 2013 AND 2012

	2013	2012
ASSETS

Current Assets
Cash and cash equivalents	$1,674	$24,230

Total Current Assets	1,674	24,230

Property and equipment
Unproved oil and natural gas properties	0	15,000

Total Assets	$1,674	$39,230

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$6,400	$19,650
Due to related party	5,824	824

Total Current Liabilities	12,224	20,474

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	0	0
Common stock, $0.0001 par value, 100,000,000 shares authorized; 52,200,000 and 27,000,000 shares issued and outstanding as of July 31, 2013 and 2012, respectively	5,220	2,700
Additional paid-in capital	62,740	24,460
Deficit accumulated during the exploration stage	(78,510)	(8,404)

Total Stockholders’ Equity (Deficit)	(10,550)	18,756

Total Liabilities and Stockholders' Equity (Deficit)	$1,674	$39,230

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JULY 31, 2013
FOR THE PERIOD FROM JUNE 13, 2012 (DATE OF INCEPTION) THROUGH JULY 31, 2012
FOR THE PERIOD FROM JUNE 13, 2012 (DATE OF INCEPTION) THROUGH JULY 31, 2013

	Year Ended July 31, 2013	Period From June 13, 2012 (Date of Inception) through July 31, 2012	Period From June 13, 2012 (Date of Inception) through July 31, 2013

GROSS REVENUES	$0	$0	$0

OPERATING EXPENSES
General and administrative	26,956	3,354	30,310
Professional fees	18,750	4,250	23,000
Consulting fees – related party	10,000	0	10,000
Website design	0	800	800
Impairment	15,000	0	15,000
TOTAL OPERATING EXPENSES	70,706	8,404	79,110

LOSS FROM OPERATIONS	(70,706)	(8,404)	(79,110)

OTHER INCOME (EXPENSE)	600	0	600

LOSS BEFORE PROVISION FOR INCOME TAXES	(70,106)	(8,404)	(78,510)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(70,106)	$(8,404)	$(78,510)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	41,821,644	15,163,265

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JUNE 13, 2012 (DATE OF INCEPTION) TO JULY 31, 2013

	Common Stock		Additional Paid in	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Inception, June 13, 2012	-	$-	$-	$-	$-

Stock issued for cash	27,000,000	2,700	24,460	-	27,160

Net loss for the period ended July 31, 2012	-	-	-	(8,404)	(8,404)

Balance, July 31, 2012	27,000,000	2,700	24,460	(8,404)	18,756

Stock issued for cash	25,200,000	2,520	35,280	-	37,800

Forgiveness of related party payable	-	-	3,000	-	3,000

Net loss for the period ended July 31, 2013	-	-	-	(70,106)	(70,106)

Balance, July 31, 2013	52,200,000	$5,220	$62,740	$(78,510)	$(10,550)

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JULY 31, 2013 AND FOR THE PERIODS FROM
JUNE 13, 2012 (DATE OF INCEPTION) THROUGH JULY 31, 2012 AND
JUNE 13, 2012 (DATE OF INCEPTION) THROUGH JULY 31, 2013

	Year Ended July 31, 2013	Period from June 13, 2012 (Date of Inception) through July 31, 2012	Period from June 13, 2012 (Date of Inception) through July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(70,106)	$(8,404)	$(78,510)
Adjustments To Reconcile Net Loss To Net Cash Provided by Operating Activities
Impairment loss	15,000	0	15,000
Change in operating assets & liabilities
Increase (decrease) in accounts payable and accrued expenses	(13,250)	19,650	6,400
Increase in due to related party	8,000	824	8,824
Net Cash Provided by (Used in) Operating Activities	(60,356)	12,070	48,286

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of unproved oil and gas properties	0	(15,000)	(15,000)
Net Cash Used in Investing Activities	0	(15,000)	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	37,800	27,160	64,960
Net Cash Provided by Financing Activities	37,800	27,160	64,960

Net Increase (Decrease) in Cash and Cash Equivalents	(22,556)	24,230	1,674

Cash and cash equivalents, beginning of the period	24,230	0	0

Cash and cash equivalents, end of the period	$1,674	$24,230	$1,674

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of related party payable recorded as contributed capital	$3,000	$0	$3,000

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Freedom Petroleum, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 13, 2012. The Company is in the exploration stage as defined under Accounting Standards Codification (“ASC 915”) and it intends to engage in the exploration and development of oil and gas properties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company’s fiscal year end is July 31, 2013.

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

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $1,674 of cash at July 31, 2013.

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

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, accounts payable and accrued expenses, and amounts due to a related party.  The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under ASC 410 “Asset Retirement and Environmental Obligations”, are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.

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

Ceiling test: Under the full cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

Oil and Gas Properties (continued)
The Company has adopted U.S. Securities and Exchange Commission (“SEC”) Release 33-8995 and the amendments to ASC 932, “Extractive Industries – Oil and Gas” (the Modernization Rules). Under the Modernization Rules, estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of production, except where prices are defined by contractual arrangements.

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement  of operations. Such limitations are tested quarterly. As of July 31, 2013, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

Impairment of Oil and Gas Properties
Unproved oil and gas properties are assessed at each reporting period for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value. Because the Company uses the successful efforts method, the Company assesses its properties individually for impairment, instead of on an aggregate pool of costs. Impairment of unproved properties is based on the facts and circumstances surrounding each lease and is recognized based on management’s evaluation. Management’s evaluation follows a two-step process where (1) recoverability of the carrying value of the asset is reviewed to determine if there is sufficient value recoverable to support the capitalized value at the report date; and, (2) if assets fail the recoverability test, impairment testing is conducted, including the evaluation of various criteria such as: prior history of successful operations; production currently in place and/or future projected cash flows (if any); reserve reports or evaluations from which management can prepare future cash flow analyses; the Company’s ability to monetize the asset(s) under evaluation; and Management’s intent regarding future development.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There has been no stock-based compensation issued to non-employees.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

Basic and Diluted Earnings (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – DUE TO RELATED PARTY

During the period ended July 31, 2012, a related party loaned funds to the Company to pay certain expenses prior to the opening of the Company’s bank account. The loan is unsecured, non-interest bearing, and has no specific terms of repayment. As of July 31, 2013 and 2012, the balance of this loan is $824.

During the year ended July 31, 2013, a related party paid Company expenses in the amount of $3,000 which were later forgiven in full and recorded as contributed capital leaving a balance of $0 as of July 31, 2013. See Note 5.

During the year ended July 31, 2013, the sole director and officer of the Company loaned the Company $5,000. The loan is unsecured, non-interest bearing, and due on demand. As of July 31, 2013, the balance of this loan is $5,000.

NOTE 4 – OIL AND NATURAL GAS PROPERTIES

On July 23, 2012, the Company purchased a lease from an unrelated third party consisting of approximately 624 net acres in Lewis and Clark County, Montana for a total purchase price of $15,000. In addition, annual rental payments of $937 are due to the State of Montana starting June 1, 2014 through June 5, 2022. The Company has not incurred any exploration or development costs in connection with this lease and, therefore, recorded an impairment loss in the amount of $15,000 as of July 31, 2013.

Minimum annual rental payments total $8,434 for the nine-year term. The lease can be extended after June 5, 2022 so long as oil and gas in paying quantities are produced from the land.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 5 – CAPITAL STOCK

The authorized capital of the Company is 100,000,000 common shares with a par value of $0.0001 and 20,000,000 preferred shares with a par value of $0.0001.

During the period ended July 31, 2012, the Company issued 27,000,000 shares of common stock at a price of approximately $0.001 per share for total cash proceeds of $27,160.

During the year ended July 31, 2013, the Company issued 25,200,000 shares of common stock at a price of approximately $0.0015 per share for total cash proceeds of $37,800.

During the year ended July 31, 2013, a related party paid Company expenses in the amount of $3,000 which were later forgiven and recorded as contributed capital.

There were 52,200,000 and 27,000,000 shares of common stock issued and outstanding as of July 31, 2013 and 2012, respectively.  There were no shares of preferred stock issued and outstanding as of July 31, 2013 and 2012.

NOTE 6 – INCOME TAXES

For the year ended July 31, 2013, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $78,510 at July 31, 2013 and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the periods ended July 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$23,836	$2,857
Less: valuation allowance	(23,836)	(2,857)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of July 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$26,693	$2,857
Less: valuation allowance	(26,693)	(2,857)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards of $78,510 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry-forwards may be limited as to use in future years.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 7 – ENVIRONMENTAL AND OTHER CONTINGENCIES

The Company’s operations and earnings may be affected by various forms of governmental action in the United States. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; royalty and revenue sharing increases; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting the issuance of oil and gas or mineral leases; restrictions on drilling and/or production; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company’s relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations and may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

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

The Company currently leases a property at which hazardous substances could have been or are being handled. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under the Company’s control. Under existing laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination. The Company is investigating the extent of any such liability and the availability of applicable defenses and believes the costs related to these sites will not have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

The Company’s liability for remedial obligations includes certain amounts that are based on anticipated regulatory approval for proposed remediation of former refinery waste sites. Although regulatory authorities may require more costly alternatives than the proposed processes, the cost of such potential alternative processes is not expected to be a material amount. Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries.

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. The Company has recorded $0 for its estimated asset retirement obligations as of July 31, 2013.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company entered into an informal agreement to rent office space on a month-to-month basis with an unrelated party for $300/month to begin on January 1, 2013. The Company began sharing the office space with other tenants on June 1, 2013, also on a month-to-month basis. These tenants are subleasing the space from the Company for $300/month and the Company recognized $600 of other income related to the two months of office sharing.

NOTE 9 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit and has incurred losses since inception resulting in an accumulated deficit of $78,510 as of July 31, 2013. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this annual report on Form 10-K.  Based on this evaluation, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of July 31, 2013 based on the COSO framework criteria.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended July 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Thomas Hynes	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director	56	June13, 2012

Nina Bijedic	Secretary	42	June 13, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Thomas Hynes – President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Thomas Hynes has acted as our president, chief executive officer, chief financial officer, treasurer and sole director since inception.  Mr. Hynes has over twenty five years of leadership experience within the energy, mineral and financial industries, with a background in domestic and international oilfield well site services and gold mining/dredging operations.

Since November of 2008, Mr. Hynes has been the owner of KTH Oil & Gas Consulting, where he provides geological services including prospect evaluation and creation, well site supervision, and project management; specializing in Rocky Mountain geological regions including Powder River Basin and Crow Indian Nation in Wyoming and Montana. Also since 2008, Mr. Hynes has been the Vice-President of Guffey Gold & Minerals Corporation where he was responsible for overseeing project development, fund raising, and expansion opportunities, supervising all field operations, property acquisition and evaluation, and maximizing production at existing operations. Currently involved in a joint venture operation in Guyana with an existing river dredging operator, the company is producing 450 ounces of gold per month.

From October 2006 to November 2009, Mr. Hynes was the Vice President of Field Operations for Golden Arrow Exploration & Bison Acid Service. At Golden Arrow, Mr. Hynes was responsible for supervising well site geological evaluation and oil and gas detection on multiple oil wells drilled on the Crow Indian Reservation, South of Billings, Montana. Wells were drilled to the Tensleep (Minnelusa) Formation for potential oil production, and other shallow gas formations were evaluated for natural gas production. From November 1990 to April 2009 Mr. Hynes was a Registered Representative at Northeast Securities in Denver, Colorado. At Northeast Securities Mr. Hynes raised capital for oil companies, airline leasing companies, entertainment companies, and high-tech companies. Additionally, he supervised the retail accounts of 300 investors, and several dozen stockbrokers with emphasis on suitability, compliance and production.

Mr. Hynes is qualified to sit on our board of directors due to his experience with oil and gas operations as well as his past work in raising capital and managing investments.

Nina Bijedic – Secretary

Nina Bijedic graduated from the Zagreb Engineering Faculty.  Ms. Bijedic is a safety engineer by trade. From 1987 to 2005, she worked for INA (INA – Industrija nafte, or INA for short, is the national oil company of Croatia.) She worked there for 18 years monitoring systems, pumps and also worked as a controller for the finance department. The main INA company, INA d.d., is involved in exploration and production of oil and gas, deriving oil and the trade of oil and oil derivatives. The INA Group is the group of daughter-companies, including PROplin, which deals with liquefied petroleum gas, Crosco which deals in drilling & well services, STSI for technical services and Maziva-Zagreb which produces lubricants. INA also owns a stake in JANAF, the Adriatic oil pipeline. Nina Bijedic is currently self-employed. In 2005 she left INA to start her own consulting company Benjamin Stil d.o.o. Her company is registered as a consulting firm that provides both foreign and domestic services for safety engineering, brokerage and consulting and marketing research.

Currently,  Mr. Hynes spends approximately 25 hours a week on our affairs and Ms. Bijedic devotes approximately 15 hours per week on developing our business plan and developing marketing and capital raising materials.

Employment Agreements

For the year ended July 31, 2013, we had no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is attached hereto as Exhibit 14. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Freedom Petroleum Inc., 8580 E. Bellewood Place, Denver, CO 80237.

Board and Committee Meetings

Our board of directors currently consists of only Mr. Thomas Hynes. The board held no formal meetings during the year ended July 31, 2013. As our company develops a more comprehensive board of directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of July 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended July 31, 2013 and the period ended July 31 2012; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended July 31, 2013 and the period ended July 31, 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Hynes(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Nina Bijedic(2) Secretary	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Hynes was appointed as president, chief executive officer, chief financial officer, treasurer, and a director of the company on June 13, 2012.
(2)	Ms. Bijedic was appointed as secretary of the company on June 13, 2012.

Narrative Disclosure to Summary Compensation Table

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended July 31, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended July 31, 2013.

Option Exercises and Stock Vested

During our fiscal year ended July 13, 2013 there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee

We currently do not have a compensation committee of the board of directors. The board of directors as a whole determines executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 10, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Thomas Hynes(2) 8580 E. Bellewood Place Denver, CO 80237	17,000,000 common shares Direct ownership	32.57

Nina Bijedic(3) 8580 E. Bellewood Place Denver, CO 80237	10,000,000 common shares Direct ownership	19.16%

Directors and Executive Officers as a Group(1)	27,000,000 common shares	51.73% common shares

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 10, 2013. As of November 10, 2013, there were 52,200,000 shares of our company’s common stock issued and outstanding.

(2)	Thomas Hynes was appointed as president, chief executive officer, chief financial officer, treasurer and director of our company on June 13, 2012;
(3)	Nina Bijedic was appointed as secretary of the company on June 13, 2012.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Thomas Hynes, our only director, is not an independent director as he also serves as our president, chief executive officer, chief financial officer and treasurer.

As of July 31, 2013, our company was obligated to Thomas Hynes, president, chief executive officer, chief financial officer, treasurer and director of our company, for a non-interest bearing demand loan with a balance of $5,824.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2013 and the period ended July 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2013	Period Ended July 31, 2012

Audit Fees (1)	$14,500	$4,250
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$14,500	$4,250

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

(10)	Material Contracts

10.1	Oil and Gas Lease Purchase Agreement dated July 23, 2012 between our Company and Summit West Oil, LLC (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2102)

(14)	Code of Ethics

14.1*	Code of Ethics

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

(32)	Section 1350 Certifications

32.1*	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101	Interactive Data File

101**	Interactive Data File (Form 10-K for the year ended July 31, 2013 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

FREEDOM PETROLEUM, INC.
(Registrant)

Dated: November 13, 2013	/s/ Thomas Hynes
Thomas Hynes
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer and Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 13, 2013	/s/ Thomas Hynes
Thomas Hynes
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Financial and Accounting Officer)

Date: November 13, 2013	/s/ Nina Bijedic
Nina Bijedic
Secretary