Form 10-Q
period 2013-10-31
FREEDOM PETROLEUM INC.
filed 2013-12-16
CIK 1557798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to _____________

                       Commission file number: 333-184061


                             FREEDOM PETROLEUM INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                              45-5440446
 (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

                    8580 E. Bellewood Place, Denver CO 80237
                    (Address of principal executive offices)

                                 1-800-493-0740
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 13, 2013 there were 52,200,000 shares of the issuer's common stock, par value $0.0001, outstanding.

                             FREEDOM PETROLEUM INC.

                                    FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements                                     3
            Balance Sheets                                                   3
            Statements of Operations                                         4
            Statements of Cash Flows                                         5
            Notes to unaudited Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        15

Item 4.   Controls and Procedures                                           15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 16

Item 1A.  Risk Factors                                                      16

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       16

Item 3.   Defaults Upon Senior Securities                                   16

Item 4.   Mine Safety Disclosures                                           16

Item 5.   Other Information                                                 16

Item 6.   Exhibits                                                          17

ITEM 1. FINANCIAL STATEMENTS.

                             FREEDOM PETROLEUM, INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                              As of              As of
                                                                            October 31,         July 31,
                                                                               2013               2013
                                                                             --------           --------
ASSETS

Current Assets
  Cash and cash equivalents                                                  $  2,857           $  1,674
                                                                             --------           --------
Total Current Assets                                                            2,857              1,674
                                                                             --------           --------

Total Assets                                                                 $  2,857           $  1,674
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                                      $  3,100           $  6,400
  Due to related parties                                                       13,824              5,824
                                                                             --------           --------

Total Current Liabilities                                                      16,924             12,224
                                                                             --------           --------
Stockholders' Deficit
  Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
   0 shares issued and outstanding                                                 --                 --
  Common stock, $0.0001 par value, 100,000,000 shares authorized;
   52,200,000 shares issued and outstanding                                     5,220              5,220
  Additional paid-in capital                                                   62,740             62,740
  Deficit accumulated during the exploration stage                            (82,027)           (78,510)
                                                                             --------           --------
Total Stockholders' Deficit                                                   (14,067)           (10,550)
                                                                             --------           --------

Total Liabilities and Stockholders' Deficit                                  $  2,857           $  1,674
                                                                             ========           ========

   The accompanying notes are an integral part of these financial statements.

                             FREEDOM PETROLEUM, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             Period From
                                                                                            June 13, 2012
                                                                                         (Date of Inception)
                                                     Three Months Ended October 31,            through
                                                   ---------------------------------         October 31,
                                                       2013                 2012                 2013
                                                   ------------         ------------         ------------
GROSS REVENUES                                     $         --         $         --         $         --

OPERATING EXPENSES
  General and administrative                              1,417                   --               31,727
  Professional fees                                       3,000                3,355               26,000
  Consulting fees - related party                            --                   --               10,000
  Website design                                             --                   --                  800
  Impairment                                                 --                   --               15,000
                                                   ------------         ------------         ------------
TOTAL OPERATING EXPENSES                                  4,417                3,355               83,527
                                                   ------------         ------------         ------------

LOSS FROM OPERATIONS                                     (4,417)              (3,355)             (83,527)

OTHER INCOME (EXPENSE)                                      900                   --                1,500
                                                   ------------         ------------         ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (3,517)              (3,355)             (82,027)

PROVISION FOR INCOME TAXES                                   --                   --                   --
                                                   ------------         ------------         ------------

NET LOSS                                           $     (3,517)        $     (3,355)        $    (82,027)
                                                   ============         ============         ============

NET LOSS PER SHARE: BASIC AND DILUTED              $      (0.00)        $      (0.00)
                                                   ============         ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  BASIC AND DILUTED                                  52,200,000           27,160,000
                                                   ============         ============


   The accompanying notes are an integral part of these financial statements.

                             FREEDOM PETROLEUM, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Period From
                                                                                                        June 13, 2012
                                                                                                     (Date of Inception)
                                                                    Three Months Ended October 31,         through
                                                                    ---------------------------          October 31,
                                                                      2013               2012               2013
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                           $ (3,517)          $ (3,355)          $(82,027)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided by Operating Activities
     Impairment loss                                                      --                 --             15,000
  Change in operating assets & LIABILITIES
     Increase (decrease) in accounts payable and accrued expenses     (3,300)           (19,650)             3,100
                                                                    --------           --------           --------
Net Cash Provided by (Used in) Operating Activities                   (6,817)           (23,005)           (63,927)
                                                                    --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of unproved oil and gas properties                          --                 --            (15,000)
                                                                    --------           --------           --------
Net Cash Used in Investing Activities                                     --                 --            (15,000)
                                                                    --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from related party                                                 --                 --              3,000
  Increase in due to related parties                                   8,000                 --             13,824
  Proceeds from issuance of common stock                                  --                 --             64,960
                                                                    --------           --------           --------
Net Cash Provided by Financing Activities                              8,000                 --             81,784
                                                                    --------           --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents                   1,183            (23,005)             2,857

Cash and cash equivalents, beginning of the period                     1,674             24,230                 --
                                                                    --------           --------           --------

Cash and cash equivalents, end of the period                        $  2,857           $  1,225           $  2,857
                                                                                       ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                        $     --           $     --           $     --
                                                                    ========           ========           ========
  Cash paid for interest                                            $     --           $     --           $     --
                                                                    ========           ========           ========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Forgiveness of related party payable recorded as
   contributed capital                                              $     --           $     --           $  3,000
                                                                    ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                             FREEDOM PETROLEUM, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2013
                                   (Unaudited)


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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $2,857 and $1,674 of cash at October 31, 2013 and July 31, 2013, respectively.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense ("DD&A") in the accompanying statement of operations. Such limitations are tested quarterly. As of October 31, 2013, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

IMPAIRMENT OF OIL AND GAS PROPERTIES
Unproved oil and gas properties are assessed at each reporting period for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value. Because the Company uses the successful efforts method, the Company assesses its properties individually for impairment, instead of on an aggregate pool of costs. Impairment of unproved properties is based on the facts and circumstances surrounding each lease and is recognized based on management's evaluation. Management's evaluation follows a two-step process where (1) recoverability of the carrying value of the asset is reviewed to determine if there is sufficient value recoverable to support the capitalized value at the report date; and, (2) if assets fail the recoverability test, impairment testing is conducted, including the evaluation of various criteria such as: prior history of successful operations; production currently in place and/or future projected cash flows (if any); reserve reports or evaluations from which management can prepare future cash flow analyses; the Company's ability to monetize the asset(s) under evaluation; and Management's intent regarding future development.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 3 - DUE TO RELATED PARTIES

During the period, an officer advanced the Company $8,000 for operating expenses. As of October 31, 2013 and July 31, 2013, the Company was obligated to officers and a director, who are also stockholders, for non-interest bearing demand loans with balances of $13,824 and 5,824, respectively. The Company plans to pay the loans back as cash flows become available.

NOTE 4 - OIL AND NATURAL GAS PROPERTIES

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

There were 52,200,000 shares of common stock issued and outstanding as of October 31, 2013 and July 31, 2013. There were no shares of preferred stock issued and outstanding as of October 31, 2013 and July 31, 2013.

NOTE 6 - INCOME TAXES

For the period ended October 31, 2013, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $82,027 at October 31, 2013 and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the periods ended October 31, 2013 and 2012:

                                                    2013               2012
                                                  --------           --------
Federal income tax benefit attributable to:
  Current operations                              $  1,196           $  1,141
  Less: valuation allowance                         (1,196)            (1,141)
                                                  --------           --------
Net provision for Federal income taxes            $     --           $     --
                                                  ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31, 2013 and July 31, 2013:

                                             October 31, 2013      July 31, 2013
                                             ----------------      -------------
Deferred tax asset attributable to:
  Net operating loss carryover                   $ 27,889            $ 26,693
  Less: valuation allowance                       (27,889)            (26,693)
                                                 --------            --------
Net deferred tax asset                           $     --            $     --
                                                 ========            ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards of $82,027 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry-forwards may be limited as to use in future years.

NOTE 7 - ENVIRONMENTAL AND OTHER CONTINGENCIES

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

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company's future net income, cash flows or liquidity. The Company has recorded $0 for its estimated asset retirement obligations as of October 31, 2013.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company entered into an informal agreement to rent office space on a month-to-month basis with an unrelated party for $300/month to begin on January 1, 2013. The Company began sharing the office space with other tenants on June 1, 2013, also on a month-to-month basis. These tenants are subleasing the space from the Company for $300/month and for the period ended October 31, 2013, the Company recognized $900 of other income related to the three months of office sharing.

NOTE 9 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit and has incurred losses since inception resulting in an accumulated deficit of $82,027 as of October 31, 2013. Further losses are anticipated in the development of the business, raising substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business - Risk Factors" section in our Annual Report on Form 10-K, as filed on November 13, 2013. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Freedom Petroleum," "we," "us," or "our" are to Freedom Petroleum, Inc.

Our unaudited  financial  statements are stated in United States Dollars and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.

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

We have generated no revenues and have incurred $82,027 in expenses since June 13, 2012 (inception) through October 31, 2013.

The following table provides selected financial data about our company as of October 31, 2013 and July 31, 2013.

Balance Sheet Date                       October 31, 2013         July 31, 2013
------------------                       ----------------         -------------

Cash                                         $  2,857               $  1,674
Total Assets                                 $  2,857               $  1,674
Total Liabilities                            $ 16,924               $ 12,224
Stockholders' Deficit                        $ 14,067               $ 10,550

PLAN OF OPERATION

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. As of October 31, 2013, our company had $2,857 in cash on hand.

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

We are currently dependent on our two officers, one of which is our sole director, for providing the necessary capital to operate. As of October 31, 2013, our officers have advanced a total of $13,824.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                  October 31,         July 31,
                                                     2013               2013
                                                   --------           --------

Current Assets                                     $  2,857           $  1,674
Current Liabilities                                $ 16,924           $ 12,224
                                                   --------           --------
Working Capital Deficiency                         $ 14,067           $ 10,550
                                                   ========           ========


CASH FLOWS

                                                  October 31,        October 31,
                                                     2013               2012
                                                   --------           --------

Cash Flows from (used in) Operating Activities     $ (6,817)          $(23,005)
Cash Flows from (used in) Investing Activities     $     --           $     --
Cash Flows from (used in) Financing Activities     $  8,000           $     --
                                                   --------           --------
Net Increase (decrease) in Cash During Period      $  1,183           $(23,005)
                                                   ========           ========

As at October 31, 2013, our company's cash balance was $2,857 compared to $1,674 as at July 31, 2013 and our total assets at October 31, 2013 were $2,857 compared with $1,674 as at July 31, 2013. The increase in cash was primarily due to a loan from a company Officer for $8,000. The increase in assets is attributable to the increase in cash.

As at October 31, 2013, our company had total liabilities of $16,924 compared with total liabilities of $12,224 as at July 31, 2013. The increase in total liabilities was primarily attributed to an increase in related party debt of $8,000 during the period.

As at October 31, 2013, our company had a working capital deficiency of $14,067 compared with working capital deficiency of $10,550 as at July 31, 2013. The increase in working capital deficiency was primarily attributed the increase in funds from a related party at October 31, 2013.

CASH FLOW FROM OPERATING ACTIVITIES

During the period ended October 31, 2013, cash used in operating activities was $6,817 compared to cash used in operating activities of $23,005 during the period ended Ocotber 31, 2012. The decrease in cash used in operating activities was attributed to the use of cash for reducing accounts payable in 2012 by $19,650 as compared to $3,3000 paid for the same period in 2013.

CASH FLOW FROM INVESTING ACTIVITIES

During the period ended October 31, 2013 and 2012, our company used $Nil cash for investing activities. From inception (June 13, 2012) through October 31, 2013 $15,000 was spent for acquistion of oil and gas properties.

CASH FLOW FROM FINANCING ACTIVITIES

During the period ended October 31, 2013, cash provided by financing activities was $8,000 compared to $nil for the same period in 2012. The increase in 2013 is attributatble to $8,000 provided by an officer of the Company. From inception (June 13, 2012) through October 31, 2013 cash flows from financing activities was $81,784, $64,960 from the issuance of common stock and $16,824 from Officers of the Company.

To meet our need for cash we raised $37,800 from the sale of 25,200,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC, which became effective on December 7, 2012.

Our two officers, one who is also our sole director have verbally agreed to advance funds, on an as-needed basis, to assist in start-up operations, and to continue limited operations if sufficient funds are not raised from other sources. The officers have both proposed the verbal commitment to loan in order to ensure that our company would be able to continue its operations in the event sufficient funds are not available. While they have agreed to advance the funds, the agreement is verbal. Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable. To date, both of our officers advanced funds to our company. As of October 31, 2013, they have advanced $16,824 and forgiven $3,000, for total owing of $13,824.

We received our initial funding of $27,160 through the sale of common stock to Thomas Hynes, who purchased 17,000,000 shares of common stock at $0.001 on July 30, 2012 for $17,000, and, 10,000,000 shares to Nina Bijedic on July 31, 2012 for a $10,000. During the year ended July 31, 2013, we issued 25,200,000 shares of common stock at $0.0015, resulting in total shares issued and outstanding as of October 31, 2013 and July 31, 2013 of 52,200,000. From inception until the date of this filing, we have had limited operating activities. Our financial statements from inception (June 13, 2012) through the period ended October 31, 2013, reported no revenues and a net loss of $82,027.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROL AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of October 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of October 31, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue unregistered equity securities during the quarter ended October 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number                        Description of Exhibit
------                        ----------------------

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

31.1* Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

(32)     SECTION 1350 CERTIFICATIONS

32.1* Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101      INTERACTIVE DATA FILE

101** Interactive Data File (Form 10-Q for the quarter ended October 31, 2013 furnished in XBRL).
         101.INS  XBRL Instance Document
         101.SCH  XBRL Taxonomy Extension Schema Document
         101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document
         101.DEF  XBRL Taxonomy Extension Definition Linkbase Document
         101.LAB  XBRL Taxonomy Extension Label Linkbase Document
         101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

----------
*    Filed herewith.
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FREEDOM PETROLEUM INC.
                                            (Registrant)


Dated: December 16, 2013                 /s/ Thomas Hynes
                                         --------------------------------------
                                         Thomas Hynes
                                         President, Chief Executive Officer,
                                         Chief Financial Officer, Treasurer,
                                         and Director
                                         (Principal Executive Officer and
                                         Financial and Accounting Officer)