Form 10-Q
period 2014-01-31
FREEDOM PETROLEUM INC.
filed 2014-03-17
CIK 1557798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-184061

FREEDOM PETROLEUM INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5440446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Poydras Street, Office 15 Suite 1400, New Orleans LA 70130
(Address of principal executive offices)

1-504-799-2550
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 14, 2014, there were 52,328,852 shares of the issuer’s common stock, par value $0.0001,outstanding.

FREEDOM PETROLEUM INC.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	As of January 31, 2014	As of July 31, 2013
ASSETS

Current Assets
Cash and cash equivalents	$200	$1,674
Deposits	1,318	—

Total Current Assets	1,518	1,674

Total Assets	$1,518	$1,674

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,000	$6,400
Due to related parties	—	5,824

Total Current Liabilities	3,000	12,224

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized;
52,328,852 and 52,200,000 shares issued and outstanding, respectively	5,233	5,220
Additional paid-in capital	120,565	62,740
Deficit accumulated during the exploration stage	(127,280)	(78,510)
Total Stockholders’ Deficit	(1,482)	(10,550)

Total Liabilities and Stockholders' Deficit	$1,518	$1,674

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,		Period From June 13, 2012 (Date of Inception) through January 31,
	2014	2013	2014	2013	2014

GROSS REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	22,028	5,223	23,445	8,578	53,755
Professional fees	23,225	—	26,225	—	49,225
Consulting fees – related party	—	—			10,000
Website design	—	—			800
Impairment	—	—			15,000
TOTAL OPERATING EXPENSES	45,253	5,223	49,670	8,578	128,780

LOSS FROM OPERATIONS	(45,253)	(5,223)	(49,670)	(8,578)	(128,780)

OTHER INCOME (EXPENSE)	—	—	900	—	1,500

LOSS BEFORE PROVISION FOR INCOME TAXES	(45,253)	(5,223)	(48,770)	(8,578)	(127,280)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(45,253)	$(5,223)	$(48,770)	$(8,578)	$(127,280)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
BASIC AND DILUTED	52,201,401	40,188,000	52,200,700	33,594,000

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JUNE 13, 2012 (DATE OF INCEPTION) TO JANUARY 31, 2014
(Unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated during the Exploration	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, June 13, 2012	—	$—	$—	$—	$—

Stock issued for cash	27,000,000	2,700	24,460	—	27,160

Net loss for the year ended July 31, 2012	—	—	—	(8,404)	(8,404)

Balance, July 31, 2012	27,000,000	2,700	24,460	(8,404)	18,756

Stock issued for cash	25,200,000	2,520	35,280	—	37,800

Forgiveness of related party payable	—	—	3,000	—	3,000

Net loss for the year ended July 31, 2013	—	—	—	(70,106)	(70,106)

Balance, July 31, 2013	52,200,000	5,220	62,740	(78,510)	(10,550)

Forgiveness of related party payable	—	—	12,740	—	12,740

Stock issued for debt	128,852	13	45,085	—	45,098

Net loss for the period ended January 31, 2014	—	—	—	(48,770)	(48,770)

Balance, January 31, 2014	52,328,852	$5,233	$120,565	$(127,280)	$(1,482)

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31,		Period from June 13, 2012 (Date of Inception) through January 31,
2009	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(48,770)	$(8,578)	$(127,280)
Adjustments To Reconcile Net Loss To Net Cash Provided by Operating Activities
Impairment loss	—	—	15,000
Change in operating assets & liabilities
Deposits	(1,318)	—	(1,318)
Increase (decrease) in accounts payable and accrued expenses	(3,400)	(16,650)	3,000
Net Cash Provided by (Used in) Operating Activities	(53,488)	(25,228)	(110,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of unproved oil and gas properties	—	—	(15,000)
Net Cash Used in Investing Activities	—	—	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	—	—	3,000
Increase in due to related parties	53,098	—	58,922
Payments to related parties	(1,084)	—	(1,084)
Proceeds from issuance of common stock	—	37,773	64,960
Net Cash Provided by Financing Activities	52,014	37,773	125,798

Net Increase (Decrease) in Cash and Cash Equivalents	(1,474)	12,545	200

Cash and cash equivalents, beginning of the period	1,674	24,230	—

Cash and cash equivalents, end of the period	$200	$36,775	$200

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of related party payable recorded as contributed capital	$12,740	$—	$15,740
Common stock issued for related party debt	$45,098	$—	$45,098

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company’s fiscal year end is July 31.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had  $200 and $1,674 of cash at January 31, 2014 and July 31, 2013, respectively.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement  of operations. Such limitations are tested quarterly. As of January 31, 2014, the Company had no capitalized oil and gas property costs.

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

Basic and Diluted Earnings (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2014.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – DUE TO RELATED PARTIES

During the period, the current sole director and officer, who is also a majority shareholder, advanced the Company $45,098 for operating expenses, which was later forgiven in full for exchange of common shares. (See Note 5)

As of October 31, 2013 and July 31, 2013, the Company was obligated to former officers and a director, for non-interest bearing demand loans with balances of $13,824 and 5,824, respectively. During the quarter ended Jarnuary 31, 2014, $1,084 was repaid in cash and the remaing $12,740, was forgiven in full and recorded as contributed capital, when control of the Company changed on January 23, 2014.

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

Minimum annual rental payments total $8,434 for the nine-year term. The lease can be extended after June 5, 2022 so long as oil and gas in paying quantities are produced from the land.  As of January 31, 2014, the Company still maintains the lease, although it is considering its leasing options and looking for new prospects.

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

During the period ended January 31, 2014, realated parties forgave loans of $12,740 which was recorded as contributed capital.

As of January 31, 2014, the Comnpany issued to the sole officer and director, who is also a majority stockholder, 128,852 shares of common stock at a price of approximately $0.35 per share for debt cancellation of $45,098.

There were 52,328,852 and 52,200,000 shares of common stock issued and outstanding as of January 31, 2014 and July 31, 2013, respectively.  There were no shares of preferred stock issued and outstanding as of January 31, 2014 and July 31, 2013.

NOTE 6 – INCOME TAXES

For the period ended January 31, 2014, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward was approximately $127,280 at January 31, 2014 and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the periods ended January 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$15,386	$2,917
Less: valuation allowance	(15,386)	(2,917)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31, 2014 and July 31, 2013:

	January 31, 2014	July 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$43,275	$26,693
Less: valuation allowance	(43,275)	(26,693)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards of $127,280 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

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

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. The Company has recorded $0 for its estimated asset retirement obligations as of January 31, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company entered into an informal agreement to rent office space on a month-to-month basis with an unrelated party for $300/month to begin on January 1, 2013. The Company began sharing the office space with other tenants on June 1, 2013, also on a month-to-month basis. These tenants were subleasing the space from the Company for $300/month and for the period ended October 31, 2013, the Company recognized $900 of other income related to the three months of office sharing.  During the three month period ended January 31, 2014, the agreement was cancelled and no additional revenue was recognized.

On December 20, 2013 the Company entered into an Office Services Agreement with Abby Office Centers for renting office space, furniture and equipment from January 1, 2014  to December 31, 2014 for a monthly price of $1,251.

NOTE 9 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit and has incurred losses since inception resulting in an accumulated deficit of $127,280 as of January 31, 2014. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placement of common stock.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K, as filed on November 13, 2013.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Freedom Petroleum,” “we,” “us,” or “our” are to Freedom Petroleum, Inc.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business. As of January 31, 2014, our company had $200 in cash on hand.

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

Our plans for 2014 are to find new oil and gas exploration leases on which to begin exploration.

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

We are currently dependent on our sole officer and director for providing the necessary capital to operate.  As of January 31, 2014, our officers have advanced a total of $25,000.

Results of Operations

The following summary of our results of operations, for the three and six months ended January 31, 2014 and 2013, should be read in conjunction with our audited financial statements for the year ended July 31, 2013, as included in our Form 10-K.

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

The following table provides selected financial data about our company as of January 31, 2014 and July 31, 2013.

Balance Sheet Date	January 31, 2014	July 31, 2013

Cash	$200	$1,674
Total Assets	$1,518	$1,674
Total Liabilities	$3,000	$12,224
Stockholders’ Deficit	$1,482	$10,550

We have generated no revenues and have incurred $128,780 in operating expenses since June 13, 2012 (inception) through January 31, 2014.

For the Three and Six Months Ended January 31, 2014 Compared to the Three and Six Months Ended January 31, 2013

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2013	2014	2013

Operating revenues	$-	$-	$-	$-
Operating expenses:
General and administrative	22,028	5,223	23,445	8,578
Professional fees	23,225	-	26,225	-
Total Operating expenses	45,253	5,223	49,670	8,578
Operating loss	(45,253)	(5,223)	(49,670)	(8,578)
Other income	-	-	900	-
Provision for income tax	-	-	-	-
Net loss	$(45,253)	$(5,223)	$(48,770)	$(8,578)

Our operating expenses, for the three months ended January 31, 2014 increased $40,030 or 766% as compared to the same period in 2013.  Expenses, all from professional, general and administrative fees, were $45,253 for the six months ended January 31, 2014 as compared to $5,223 for the same period in 2013. This increase was largely due to increased general and administrative fees and professional fees during the three month period in 2014 of $16,805 and $23,225, respectively.

Our operating expenses, for the six months ended January 31, 2014 increased $41,092 or 479% as compared to the same period in 2013.  Expenses, all from professional, general and administrative fees, were $49,670 for the six months ended January 31, 2014 as compared to $8,578 for the same period in 2012.  This increase was largely due to increased general and administrative fees and professional fees during the six month period in 2014 of $14,867 and $26,225, respectively.

The six month period ending January 31, 2013 was principally the start-up period for the Company.  Costs were lower due to less activities and cash flow was realized through the issuance of shares to fund the Company’s initial operations.  During the three month period ending January 31, 2014, a majority shareholding in the Company was purchased by a new investor who sought to increase the focus of the Company's activity and operations.  New offices, a new website, legal counsel and other apparatus to prepare the Company for expanding operations in 2014 were obtained, increasing operating expenditures.  The three month period ending January 31, 2014 amplifies this contrast, due to the acquisition of the majority shareholding in the company, and the majority of the increases in the operating expenses that occurred within the three month period ending January 31, 2014.

Liquidity and Capital Resources

Working Capital

	January 31, 2014	July 31, 2013

Current Assets	$1,518	$1,674
Current Liabilities	$3,000	$12,224
Working Capital Deficiency	$1,482	$10,550

Cash Flows

	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013

Cash Flows from (used in) Operating Activities	$(53,488)	$(25,228)
Cash Flows from (used in) Investing Activities	$-	$-
Cash Flows from (used in) Financing Activities	$52,014	$37,773
Net Increase (decrease) in Cash During Period	$(1,474)	$12,545

Cash Flow from Operating Activities

During the six month period ended January 31, 2014, cash used in operating activities was $53,488 compared to cash used in operating activities of $25,228 during the period ended January 31, 2013. The increase in cash used in operating activities was attributed to a focussed program of developing the Company’s brand, facilities, and the commencement of a search for new prospects after the acquisition of a majority shareholding in the Company by the new officer and director.

Cash Flow from Investing Activities

During the six month period ended January 31, 2014 and 2013, our company did not use any cash for investing activities.  From inception (June 13, 2012) through January 31, 2014 $15,000 was spent for acquisition of oil and gas properties.

Cash Flow from Financing Activities

During the six month period ended January 31, 2014, cash provided by financing activities was $52,014 compared to $37,773 for the same period in 2013.  The increase in 2014 is attributatble to $$45,098 and $8,000 provided by an officer and a former officer of the Company, respectively.  From inception (June 13, 2012) through January 31, 2014 cash flows from financing activities was $125,798, $64,960 from the issuance of common stock, $3,000 from a related party and $57,838 from Officers of the Company.

To meet our need for cash we raised $37,800 from the sale of 25,200,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC, which became effective on December 7, 2012.

We received our initial funding of $27,160 through the sale of common stock to Thomas Hynes, who purchased 17,000,000 shares of common stock at $0.001 on July 30, 2012 for $17,000, and, 10,000,000 shares to Nina Bijedic on July 31, 2012 for a $10,000.  During the year ended July 31, 2013, we issued 25,200,000 shares of common stock at $0.0015, and issued 128,852 shares of common stock in exchnage for debt owed to a related party debt, resulting in total shares issued and outstanding as of January 31, 2014 and July 31, 2013 of 52,328,852 and 52,200,000, respectively. From inception until the date of this filing, we have had limited operating activities.  Our financial statements from inception (June 13, 2012) through the period ended January 31, 2014, reported no revenues and a net loss of $127,280.

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

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

As of January 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single  individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of January 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended and not included in a previously filed Current Report on Form 8-K is set forth below.  Unless otherwise noted, all of the transactions listed below were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act for sales not involving a public offering.  The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On January 31, 2014, we issued 128,852 shares of our common stock at a price of approximately $0.35 per share for to cancel $45,098 in debt owed to our sole officer and director, who is also a majority stockholder.

Item 5. Other Information.

On March 14, 2014, we entered into an Employment Agreement with Mr. Anton Lin, to serve as our Chief Executive Officer, President and Chairman of our Board, effective as of March 1, 2014.  Pursuant to the agreement, Mr. Lin shall serve in such roles on a year to year basis, unless earlier terminated pursuant to the terms in the agreement.  Mr. Lin is entitled to a yearly base salary of $120,000, to be paid monthly; however, Mr. Lin has agreed to defer all such compensation, which shall accrue, until such time as the Company's cash position improves.  Under the agreement, the Board may increase the base salary by 25% at each annual review of Mr. Lin's performance.  Upon execution of the agreement, Mr. Lin shall recieve 500,000 shares of our common stock (the "Signing Shares"); on each year anniversary of the agreement, Mr. Lin shall receive an additional 1,000,000 shares of our common stock.  The agreement does provide that Mr. Lin is entitled to certain severance compensation upon the termination of his agreement, other than for cause, due to disability or upon a change in control.  The agreement also contains standard non-compete and confidentiality clauses.

Following receipt of the Signing Shares, Mr. Lin will own approximatley 27,628,852 shares of our common stock, which after issuance, will represent approximately 51% of our then issued and outstanding shares of common stock.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

(10)	Material Contracts

10.1	Oil and Gas Lease Purchase Agreement dated July 23, 2012 between our Company and Summit West Oil, LLC (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2102)

10.2	Form of Employment Agreement with Anton Lin, dated March 14, 2014

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certifications

32.1*	Rule 1350 Certification of Chief Executive Officer

32.1*	Rule 1350 Certification of Chief Financial Officer

101	Interactive Data File

101**	Interactive Data File (Form 10-Q for the quarter ended January 31, 2014 furnished in XBRL)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

FREEDOM PETROLEUM INC.
(Registrant)

Dated: March 17 , 2014	/s/ Anton Lin
Anton Lin
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer and Financial and Accounting Officer)