Form 10-Q
period 2014-04-30
FREEDOM PETROLEUM INC.
filed 2014-06-13
CIK 1557798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

As of June 12, 2014, there were 52,828,852 shares of the issuer’s common stock, par value $0.0001,outstanding.

FREEDOM PETROLEUM INC.

Form 10-Q

Item 1. Financial Statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	As of April 30, 2014	As of July 31,2013
ASSETS

Current Assets
Cash and cash equivalents	$140	$1,674
Deposits	1,318	-

Total Current Assets	1,458	1,674

Total Assets	$1,458	$1,674

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$8,269	$6,400
Due to related parties	38,183	5,824
Accrued compensation expense	20,000	-

Total Current Liabilities	66,452	12,224

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 52,828,852 and 52,200,000 shares issued and outstanding, respectively	5,283	5,220
Additional paid-in capital	295,515	62,740
Deficit accumulated during the exploration stage	(365,792)	(78,510)
Total Stockholders’ Deficit	(64,994)	(10,550)

Total Liabilities and Stockholders' Deficit	$1,458	$1,674

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,		Period From June 13, 2012 (Date of Inception) through April 30,
	2014	2013	2014	2013	2014

GROSS REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	42,034	24,136	65,404	32,714	96,589
Professional fees	21,478	-	47,778	-	70,703
Consulting fees – related party	-	-	-	-	10,000
Impairment	-	-	-	-	15,000
Stock-based compensation	175,000	-	175,000	-	175,000
TOTAL OPERATING EXPENSES	238,512	24,136	288,182	32,714	367,292

LOSS FROM OPERATIONS	(238,512)	(24,136)	(288,182)	(32,714)	(367,292)

OTHER INCOME (EXPENSE)	-	-	900	-	1,500

LOSS BEFORE PROVISION FOR INCOME TAXES	(238,512)	(24,136)	(287,282)	(32,714)	(365,792)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(238,512)	$(24,136)	$(287,282)	$(32,714)	$(365,792)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	52,671,549	52,182,000	52,354,200	42,588,000

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JUNE 13, 2012 (DATE OF INCEPTION) TO APRIL 30, 2014
(Unaudited)

	Common Stock		Additional Paid	Deficit Accumulated during the Exploration	Total Stockholders’
	Shares	Amount	in Capital	Stage	Equity (Deficit)

Inception, June 13, 2012	-	$-	$-	$-	$-

Stock issued for cash	27,000,000	2,700	24,460	-	27,160

Net loss for the year ended July 31, 2012	-	-	-	(8,404)	(8,404)

Balance, July 31, 2012	27,000,000	2,700	24,460	(8,404)	18,756

Stock issued for cash	25,200,000	2,520	35,280	-	37,800

Forgiveness of related party payable	-	-	3,000	-	3,000

Net loss for the year ended July 31, 2013	-	-	-	(70,106)	(70,106)

Balance, July 31, 2013	52,200,000	5,220	62,740	(78,510)	(10,550)

Forgiveness of related party payable	-	-	12,740	-	12,740

Stock issued for debt	128,852	13	45,085	-	45,098

Stock issued for compensation	500,000	50	174,950	-	175,000

Net loss for the period ended April 30, 2014	-	-	-	(287,282)	(287,282)

Balance, April 30, 2014	52,828,852	$5,283	$120,565	$(365,792)	$(64,994)

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30,		Period from June 13, 2012 (Date of Inception) through April 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(287,282)	$(32,714)	$(365,792)
Adjustments To Reconcile Net Loss To Net Cash Provided by Operating Activities
Impairment loss	-	-	15,000
Stock-based compensation	175,000	-	175,000
Change in operating assets & liabilities
Deposits	(1,318)	-	(1,318)
Increase (decrease) in accounts payable and accrued expenses	1,869	(19,650)	8,269
Accrued compensation	20,000	-	20,000
Net Cash Used in Operating Activities	(91,731)	(52,364)	(148,841)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of unproved oil and gas properties	-	-	(15,000)
Net Cash Used in Investing Activities	-	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	-	-	3,000
Increase in due to related parties	91,281	(100)	97,105
Payments to related parties	(1,084)	-	(1,084)
Proceeds from issuance of common stock	-	37,773	64,960
Net Cash Provided by Financing Activities	90,197	37,673	163,981

Net Increase (Decrease) in Cash and Cash Equivalents	(1,534)	(14,691)	140

Cash and cash equivalents, beginning of the period	1,674	24,230	-

Cash and cash equivalents, end of the period	$140	$9,539	$140

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of related party payable recorded as contributed capital	$12,740	$-	$15,740
Common stock issued for related party debt	$45,098	$-	$45,098

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2014
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

Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had  $140 and $1,674 of cash at April 30, 2014 and July 31, 2013, respectively.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement  of operations. Such limitations are tested quarterly. As of April 30, 2014, the Company had no capitalized oil and gas property costs.

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

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Stock-based expenses totaled $175,000 and $0, for the periods ending April 30, 2014 and 2013.

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

Basic and Diluted Earnings (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2014.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – DUE TO RELATED PARTIES

During the period ended January 31, 2014, the current sole director and officer, who is also a majority shareholder, advanced the Company $45,098 for operating expenses, which was later forgiven in full for exchange of common shares as of January 31, 2014. During the three months ended April 30, 2014, the director advanced the Company $38,183 for operating expenses.  The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

As of July 31, 2013, the Company was obligated to former officers and a director, for non-interest bearing demand loans with balances of $13,824. During the period ended April 30, 2014, $1,084 was repaid in cash and the remaing $12,740, was forgiven in full and recorded as contributed capital, when control of the Company changed on January 23, 2014.

As of April 30, 2014, the Company was obligated to the current sole officer and director for $20,000, purusant to an employee agreement effective on March 1, 2014.

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

On April 28, 2014, the Company entered into a Purchase and Sale Agreement with Lornex Financial Ltd., whereby the Company purchased a 100% working interest in certain oil and gas leases (the "Leases"), which together comprise a parcel of 11,680 acres near the town of Grimshaw in Northern Alberta, Canada from Lornex.  In exchange for the Leases, the Company will pay an aggregate of US$400,000 incrementally, at an agreed upon payment schedule, following the completion of certain administrative benchmarks as set forth in the Agreement, such as the requirement to provide certain financial materials regarding the Leases to the Company; such benchmarks are also therefore a condition to closing.  Also under the Agreement, the Company will pay a 10% landowner’s royalty to Lornex who will deliver a ninety percent (90%) net revenue interest in the Leases to the Company; the Company shall maintain a 100% working interest in the Leases. The closing of the transaction, and transfer of title from Lornex to the Company, shall occur within 30 days after payment of the full Purchase Price; provided however, that it shall not take place later than 300 days following the signing of the Agreement.

Until the Purchase Price is paid in full, Lornex shall pay all rental fees associated with the Leases.  The Company maintains the right to surrender in whole or part any of the Leases by non-payment of delay rentals, provided that the Company gives Lornex at least 60 days prior written notice.  If Lornex does not agree to the surrender, the Company must assign all interest conveyed pursuant to the Agreement on the Lease(s) to Lornex absolutely free and clear of any liens, overriding royalty or other encumbrances of any kind whatsoever other than those in existence at the time of the Agreement or placed thereon pursuant thereto.

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

During the period ended April 30, 2014, related parties forgave loans of $12,740 which was recorded as contributed capital.

On January 31, 2014, the Company issued to the sole officer and director, who is also a majority stockholder, 128,852 shares of common stock at a price of approximately $0.35 per share for debt cancellation of $45,098.

On March 1, 2014, the Company issued to the sole officer and director, who is also a majority stockholder, 500,000 shares of common stock at a price of $0.35 per share for compensation of $175,000, pursuant to an employee agreement.

There were 52,828,852 and 52,200,000 shares of common stock issued and outstanding as of April 30, 2014 and July 31, 2013, respectively.  There were no shares of preferred stock issued and outstanding as of April 30, 2014 and July 31, 2013.

NOTE 6 – INCOME TAXES

For the period ended April 30, 2014, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward was approximately $365,792 at April 30, 2014 and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the periods ended April 30, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$97,676	$11,123
Less: valuation allowance	(97,676)	(11,123)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of April 30, 2014 and July 31, 2013:

	April 30, 2014	July 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$124,369	$26,693
Less: valuation allowance	(124,369)	(26,693)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards of $365,792 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

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

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. The Company has recorded $0 for its estimated asset retirement obligations as of April 30, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company entered into an informal agreement to rent office space on a month-to-month basis with an unrelated party for $300/month to begin on January 1, 2013. The Company began sharing the office space with other tenants on June 1, 2013, also on a month-to-month basis. These tenants were subleasing the space from the Company for $300/month and for the period ended October 31, 2013, the Company recognized $900 of other income related to the three months of office sharing.  During the period ended January 31, 2014, the agreement was cancelled and no additional revenue was recognized.

On December 20, 2013, the Company entered into an Office Services Agreement with Abby Office Centers for renting office space, furniture and equipment from January 1, 2014  to December 31, 2014 for a monthly price of $1,251.

NOTE 9 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $64,994 and has incurred losses since inception resulting in an accumulated deficit of $365,792 as of April 30, 2014. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

On June 5, 2014, the Company entered into a Share Purchase Agreement with one non-US investor, pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended.  Pursuant to the purchase agreement, the investor purchased 468,750 shares of the Company's common stock for $150,000 (the "Purchase Price"), at a value of $0.32 per share, which represents a 20% discount to the current market value of the Company's comon stock.  The investor shall pay the Purchase Price in two tranches, with the first tranche of $95,000 paid upon execution of the purchase agreement; the balance of the Purchase Price shall be paid by June 19, 2014.

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

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business. As of April 30, 2014, our company had $140 in cash on hand.

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

To that end, on April 28, 2014, we entered into a Purchase and Sale Agreement with Lornex Financial Ltd. (“Lornex”) (the “Agreement”) whereby we purchased a one hundred percent (100%) working interest in certain oil and gas leases (the “Leases”), which together comprise a parcel of 11,680 acres near the town of Grimshaw in Northern Alberta, Canada from Lornex.  In exchange for the Leases, we will pay an aggregate of four hundred thousand dollars (US$400,000) (the “Purchase Price”) incrementally, at an agreed upon payment schedule, following the completion of certain administrative benchmarks as set forth in the Agreement, such as the requirement to provide certain financial materials regarding the Leases to us; such benchmarks are also therefore a condition to closing.  Also under the Agreement, we will pay a 10% landowner’s royalty to Lornex who will deliver a ninety percent (90%) net revenue interest in the Leases to us; we shall maintain a 100% working interest in the Leases. The closing of the transaction, and transfer of title from Lornex to us, shall occur within 30 days after payment of the full Purchase Price; provided however, that it shall not take place later than 300 days following the signing of the Agreement.

If we are unable to complete any phase of our exploration program because we do not have sufficient capital, we may cease operations until we raise more money.  If we cannot or do not raise additional capital, we will cease operations.  If we cease operations, we do not have any additional plans at this time.

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

We are currently dependent on our sole officer and director for providing the necessary capital to operate.  As of April 30, 2014, our officers have advanced a total of $83,281.

Results of Operations

The following summary of our results of operations, for the three and nine months ended April 30, 2014 and 2013, should be read in conjunction with our audited financial statements for the year ended July 31, 2013, as included in our Form 10-K.

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

The following table provides selected financial data about our company as of April 30, 2014 and July 31, 2013.

Balance Sheet Date

	April 30, 2014	July 31, 2013

Cash	$140	$1,674
Total Assets	$1,458	$1,674
Total Liabilities	$66,452	$12,224
Stockholders’ Deficit	$64,994	$10,550

We have generated no revenues and have incurred $367,292 in operating expenses since June 13, 2012 (inception) through April 30, 2014.

For the Three and Nine Months Ended April 30, 2014 Compared to the Three and Nine Months Ended April 30, 2013

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Operating revenues	$-	$-	$-	$-
Operating expenses:
General and administrative	42,034	24,136	65,404	32,714
Professional fees	21,478	-	47,778	-
Stock-based compensation	175,000	-	175,000	-
Total Operating expenses	238,512	24,136	288,182	32,714
Operating loss	(238,512)	(24,136)	(288,182)	(32,714)
Other income	-	-	900	-
Provision for income tax	-	-	-	-
Net loss	$(238,512)	$(24,136)	$(287,282)	$(32,714)

Our operating expenses, for the three months ended April 30, 2014 increased $214,376 or 888% as compared to the same period in 2013.  During the three month period ended April 30, 2014, we recorded $175,000 for stock-based compensation, for 500,000 shares issued to the sole officer and director, who is also our majority shareholder pursuant to his employment contract. Expenses, from professional, general and administrative fees, were $63,512 for the three months ended April 30, 2014 as compared to $24,136 for the same period in 2013. This increase was largely due to increased general and administrative fees and professional fees during the three month period in 2014 of $17,898 and $21,478, respectively.

Our operating expenses, for the nine months ended April 30, 2014 increased $255,468 or 780% as compared to the same period in 2013. Stock-based compensation was $175,000 for 2014 as compared to $0 for 2013.  Expenses, from professional, general and administrative fees, were $80,468 for the nine months ended April 30, 2014 as compared to $32,714 for the same period in 2013.  This increase was largely due to increased general and administrative fees and professional fees during the nine month period in 2014 of $32,690 and $47,778, respectively.

The nine month period ending April 30, 2013 was principally the start-up period for the Company.  Costs were lower due to less activities and cash flow was realized through the issuance of shares to fund the Company’s initial operations.  During the period ending January 31, 2014, a majority shareholding in the Company was purchased by a new investor who sought to increase the focus of the Company's activity and operations.  New offices, a new website, legal counsel and other apparatus to prepare the Company for expanding operations in 2014 were obtained, increasing operating expenditures.

Liquidity and Capital Resources

Working Capital

	April 30, 2014	July 31, 2013

Current Assets	$1,458	$1,674
Current Liabilities	$66,452	$12,224
Working Capital Deficiency	$64,994	$10,550

Cash Flows

	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013

Cash Flows used in Operating Activities	$(91,731)	$(52,364)
Cash Flows from (used in) Investing Activities	$-	$-
Cash Flows from Financing Activities	$90,197	$37,673
Net Increase (decrease) in Cash During Period	$(1,534)	$(14,691)

Cash Flow from Operating Activities

During the nine month period ended April 30, 2014, cash used in operating activities was $91,731 compared to cash used in operating activities of $52,364 during the period ended April 30, 2013. The increase in cash used in operating activities was attributed to a focussed program of developing the Company’s brand, facilities, and the commencement of a search for new prospects after the acquisition of a majority shareholding in the Company by the new officer and director.

Cash Flow from Investing Activities

During the nine month period ended April 30, 2014 and 2013, our company did not use any cash for investing activities.  From inception (June 13, 2012) through April 30, 2014, $15,000 was spent for acquisition of oil and gas properties.

Cash Flow from Financing Activities

During the nine month period ended April 30, 2014, cash provided by financing activities was $90,197 compared to $37,673 for the same period in 2013.  The increase in 2014 is attributatble to $82,197 and $8,000 provided by an officer and a former officer of the Company, respectively.  From inception (June 13, 2012) through April 30, 2014 cash flows from financing activities was $163,981: $64,960 from the issuance of common stock, $3,000 from a related party and $96,021 from Officers of the Company.

To meet our need for cash, we raised $37,800 from the sale of 25,200,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC, which became effective on December 7, 2012.

We received our initial funding of $27,160 through the sale of common stock to Thomas Hynes, who purchased 17,000,000 shares of common stock at $0.001 on July 30, 2012 for $17,000, and, 10,000,000 shares to Nina Bijedic on July 31, 2012 for a $10,000.  During the year ended July 31, 2013, we issued 25,200,000 shares of common stock at $0.0015, and issued 128,852 shares of common stock in exchnage for debt owed to a related party debt, resulting in total shares issued and outstanding as of April 30, 2014 and July 31, 2013 of 52,828,852 and 52,200,000, respectively. From inception until the date of this filing, we have had limited operating activities.  Our financial statements from inception (June 13, 2012) through the period ended April 30, 2014, reported no revenues and a net loss of $365,792.

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

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of April 30, 2014, in light of the material weaknesses that were found during an assessment of our internal control over financial reporting that we conducted for our quarter ended October 31, 2013 and thereafter, as described in the quarterly report on Form 10Q filed for such quarter, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Going forward from this filing, the Company intends to re-establish and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended and not included in a previously filed Current Report on Form 8-K is set forth below:

On January 31, 2014, the Company issued to the sole officer and director, who is also a majority stockholder, 128,852 shares of common stock at a price of approximately $0.35 per share for debt cancellation of $45,098.

On March 1, 2014, the Company issued to the sole officer and director, who is also a majority stockholder, 500,000 shares of common stock at a price of $0.35 per share for compensation of $175,000, pursuant to an employee agreement.

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act for sales not involving a public offering.  The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On June 5, 2014, the Company entered into a Share Purchase Agreement with one non-US investor, pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended.  Pursuant to the purchase agreement, the investor purchased 468,750 shares of the Company's common stock for $150,000 (the "Purchase Price"), at a value of $0.32 per share, which represents a 20% discount to the current market value of the Company's comon stock.  The investor shall pay the Purchase Price in two tranches, with the first tranche of $95,000 paid upon execution of the purchase agreement; the balance of the Purchase Price shall be paid by June 19, 2014.

Item 5. Other Information.

On June 5, 2014, the Company entered into a Share Purchase Agreement with one non-US investor, pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended.  Pursuant to the purchase agreement, the investor purchased 468,750 shares of the Company's common stock for $150,000 (the "Purchase Price"), at a value of $0.32 per share, which represents a 20% discount to the current market value of the Company's comon stock.  The investor shall pay the Purchase Price in two tranches, with the first tranche of $95,000 paid upon execution of the purchase agreement; the balance of the Purchase Price shall be paid by June 19, 2014.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

(10)	Material Contracts

10.1	Oil and Gas Lease Purchase Agreement dated July 23, 2012 between our Company and Summit West Oil, LLC (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2102)

10.2	Form of Employment Agreement with Anton Lin, dated March 14, 2014 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on March 17, 2014)

10.3
Form of Purchase and Sale Agreement by and between Freedom Petroleum, Inc., and Lornex Financial Ltd. dated April 28, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 28, 2014)

10.4*	Securities Purchase Agreement dated June 5, 2014

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit Number	Description of Exhibit

(32)	Section 1350 Certifications

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101	Interactive Data File

101**	Interactive Data File (Form 10-Q for the quarter ended April 30, 2014 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

FREEDOM PETROLEUM INC.
(Registrant)

Dated: June 13, 2014	/s/ Anton Lin
Anton Lin
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer and Financial and Accounting Officer)