Form 10-K
period 2014-07-31
FREEDOM PETROLEUM INC.
filed 2014-10-29
CIK 1557798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [          ] to [          ]

Commission file number: 333-184061

FREEDOM PETROLEUM INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5440446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Office 15, Suite 1400, 650 Poydras Street New Orleans, LA	70130
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (504) 799-2550

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2014, was $3,779,985 based on a $0.15 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

52,828,852 as of October 27, 2014

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

All references in this Form 10-K to “company”, “Freedom”, “Freedom Petroleum,” “we,” “us” or “our” mean Freedom Petroleum, Inc., unless otherwise indicated.

Item 1. Business

Corporate Overview

We are an exploration stage company, incorporated in the State of Nevada on June 13, 2012, as a for-profit company, and electing a fiscal year end of July 31.  Our business office is located at 650 Poydras Street, Suite 1400, Office 15, New Orleans, LA 70130. Our telephone number is (504) 799-2550. We have reserved the domain name: www.Freedompetrol.com, but it is currently not in use.

In January 2014, we were a party to that certain Securities Purchase Agreement (the "Agreement") by and among ourselves, certain of our shareholders (the "Selling Shareholders") owning an aggregate of  27,000,000 shares (approximately 51.7%) of our common stock (the "Sold Stock") and Anton Lin ("Lin").  Pursuant to the Agreement, Lin purchased the Sold Stock for $27,000 (the "Purchase Price") from the Selling Shareholders in a private sale transaction (the "Private Sale"). The Selling Shareholders were our former sole officer and director: Thomas Hynes ("Hynes") and corporate secretary: Nina Bijedic ("Bijedic").  Pursuant to the Agreement, Hynes and Bijedic submitted their resignations from all positions held with us; prior to the closing of the Private Sale, our Board of Directors appointed Lin as our sole director and Chief Executive Officer, which appointment took effect immediately following the close of the Private Sale.  Following the Private Sale, a change in control occurred since Mr. Lin gained control of almost 52% of our outstanding common stock.

Current Business

We are engaged in the exploration and development of oil and gas properties.

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

In July 2012, we acquired 100% of a 624 net acre Bakken shale lease in Lewis and Clark County, Montana. However, management decided not to pursue the lease as they looked for larger properties, and the lease was forfeited in June 2014.

On April 28, 2014, we entered into a Purchase and Sale Agreement with Lornex Financial Ltd. ("Lornex"), whereby we agreed to purchase a 100% working interest in certain oil and gas leases (the "Leases"), which together comprise a parcel of 11,680 acres near the town of Grimshaw in Northern Alberta, Canada from Lornex.  Since entering into the Leases, the parties decided that many of the related leases expired too soon to begin meaningful exploration and therefore we did not proceed with the transactions originally contemplated with Lornex.

On October 10, 2014, we entered into a Purchase and Sale Agreement with Shalex Corporation (“Shalex”) (the “Agreement”) whereby we purchased a one hundred percent (100%) undivided working interest and shall receive an 87% Net Revenue Interest (NRI) in certain oil and gas interests (Crown Land) and properties arising from the oil and gas leases (the “Leases”), which together comprise a parcel of 2,304 hectares in the Bentley area of Alberta, Canada (the “Property”) and (ii) the Pre-Existing Well (the "Well").  In exchange for the Leases, we will pay an aggregate of four hundred thousand dollars (US$400,000) (the “Purchase Price”) incrementally, at an agreed upon payment schedule, following the completion of certain administrative benchmarks as set forth in the Agreement, such as the requirement to provide certain financial materials regarding the Leases to us; such benchmarks are also therefore a condition to closing the transaction.  The closing of the transaction, and transfer of title from Shalex to us, shall occur within 30 days after payment of the full Purchase Price; provided however, that it shall not take place later than 135 days following the signing of the Agreement.  The Purchase Price shall be reduced to $360,000 if a continuation application for one of the Leases on the Property is not approved.

The parties agreed to pay all maintenance costs, as such term is defined in the Agreement, associated with the leases for the fiscal years ending December 31, 2014 and 2015, on a pro-rata basis based upon the date the Agreement was signed and such costs were previously paid by Shalex.  We maintain the right to surrender in whole or part any of the Leases by non-payment of delay rentals, provided that we give Shalex at least 60 days prior written notice.  If Shalex does not agree to the surrender, we must assign all interest conveyed pursuant to the Agreement on the Lease(s) to Shalex absolutely free and clear of any liens, overriding royalty or other encumbrances of any kind whatsoever other than those in existence at the time of the Agreement or placed thereon pursuant thereto.

Markets

The availability of a ready market and the prices obtained for produced oil and gas depends on many factors, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, fluctuating demand for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. A ready domestic market for oil and gas exists because of the presence of pipelines to transport oil and gas. The existence of an international market depends upon the presence of international delivery systems and political and pricing factors.

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

HAZARDOUS SUBSTANCES. The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA”), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include but are not limited to the owner or operator of the site or sites where the release occurred or was threatened and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances and for damages to natural resources. Despite the RCRA exemption that encompasses wastes directly associated with crude oil and gas production and the "petroleum exclusion" of CERCLA, we may generate or arrange for the disposal of "hazardous substances" within the meaning of CERCLA or comparable state statutes in the course of our ordinary operations. Thus, we may be responsible under CERCLA (or the state equivalents) for costs required to clean up sites where the release of a "hazardous substance" has occurred. Also, it is not uncommon for neighboring landowners and other third parties to file claims for cleanup costs as well as personal injury and property damage allegedly caused by the hazardous substances released into the environment. Thus, we may be subject to cost recovery and to some other claims as a result of our operations.

AIR. Our operations are also subject to regulation of air emissions under the Clean Air Act, comparable state and local requirements and the Outer Continental Shelf Lands Act (the “OCSLA”). The scheduled implementation of these laws could lead to the imposition of new air pollution control requirements on our operations. Therefore, we may incur future capital expenditures to upgrade our air pollution control equipment. We do not believe that our operations would be materially affected by these requirements, nor do we expect the requirements to be any more burdensome to us than to other companies our size involved in exploration and production activities.

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

Employees

We are an exploration stage company and currently have no employees, other than our sole officer and director.

ADDITIONAL INFORMATION

We are required to file quarterly, annual and current reports, proxy statements and other information with the Securities and Exchange Commission pursuant to Section 15(d) of the Exchange Act.  The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Risks Associated With Our Company.

Our independent auditors have issued an audit opinion for our company, which includes a statement describing our going concern status.  Our financial status creates a doubt whether we will continue as a going concern.

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

The Commission has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. According to rules of the Commission and the Securities and Exchange Act of 1934, our shares are defined as a “penny stock”.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase.

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

Item 2. Properties

Our principal place of business and corporate offices are located at 650 Poydras Street, Suite 1400, Office 15, New Orleans, LA 70130, our telephone number is (504) 799-2550. On December 20, 2013, we entered into an Office Services Agreement with Abby Office Centers for renting office space, furniture and equipment from January 1, 2014 to December 31, 2014 for a monthly price of $1,251.

EXPLORATION PROGRAM

During the reporting period, the Company was searching for a more substantial oil and gas exploration lease on which to conduct exploration.  Title to a property was not obtained during the period and so no detailed exploration plan could be prepared.  Any exploration plan relates specifically to the property on which exploration will take place.

In the third quarter of fiscal 2014, pursuant to the Purchase and Sale Agreement we entered into with Lornex, we agreed to purchase a 100% working interest in the Lornex Leases, which comprised a parcel of 11,680 acres near the town of Grimshaw in Northern Alberta, Canada from Lornex.  But, the parties decided that many of the related leases expired too soon to begin meaningful exploration and therefore we did not proceed with the transactions originally contemplated with Lornex.  As recently as October 2014 however, we entered into the Purchase and Sale Agreement with Shalex whereby we purchased a one hundred percent (100%) undivided working interest in the Shalex Leases, which together comprise a parcel of 2,304 hectares in the Bentley area of Alberta, Canada and a well.

During the next few months the company will use experienced geologists to develop an exploration plan which best fits the Bentley property.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our company's common stock is quoted on the OTC QB under the symbol "FPET". Our stock did not begin trading until March 15, 2013.

The following table sets forth the quarterly high and low bid prices for the common stock from March 15, 2013 to July 31, 2014.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low

Quarter ended April 30, 2013	$0.01	$0.0015
Quarter ended July 31, 2013	$0.01	$0.01
Quarter ended October 31, 2013	$0.10	$0.10
Quarter ended January 31, 2014	$0.70	$0.10
Quarter ended April 30, 2014	$0.50	$0.40
Quarter ended July 31, 2014	$0.40	$0.15

On October 27, 2014, the closing bid price of the common stock was $0.15.

Holders

As of October 27, 2014, there were 16 stockholders of record and an aggregate of 52,828,852 shares of our common stock were issued and outstanding.   Our common shares are issued in registered form.  The transfer agent of our company's common stock is Action Stock Transfer Corporation at 2469 E Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2014, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2014.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2014.

Item 6. Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Freedom Petroleum, Inc. (the “Company”), an exploration stage company, was incorporated in the State of Nevada on June 13, 2012. We are engaged in the exploration and development of oil and gas properties.

In January 2014, we were a party to that certain Securities Purchase Agreement (the "Agreement") by and among ourselves, certain of our shareholders (the "Selling Shareholders") owning an aggregate of  27,000,000 shares (approximately 51.7%) of our common stock (the "Sold Stock") and Anton Lin ("Lin").  Pursuant to the Agreement, Lin purchased the Sold Stock for  $27,000  (the "Purchase Price") from the Selling Shareholders in a private sale transaction (the "Private Sale"). The Selling Shareholders were our former sole officer and director: Thomas Hynes ("Hynes") and corporate secretary: Nina Bijedic ("Bijedic"). Pursuant to the Agreement, Hynes and Bijedic submitted their resignations from all positions held with us; prior to the closing of the Private Sale, our Board of Directors appointed Lin as our sole director and Chief Executive Officer, which appointment took effect immediately following the close of the Private Sale.  Following the Private Sale, a change in control occurred since Mr. Lin gained ownership of almost 52% of our outstanding common stock.

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

Plan of Operation

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business. As of July 31, 2014, the Company had $76,108.38 in cash on hand.

In July 2012, we acquired 100% of a 624 net acre Bakken shale lease in Lewis and Clark County, Montana. However, management decided not to pursue the lease as they looked for larger properties, and, the lease was forfeited in June 2014.

On April 28, 2014, we entered into a Purchase and Sale Agreement with Lornex Financial Ltd., whereby we agreed to purchase a 100% working interest in certain oil and gas leases (the "Leases"), which together comprise a parcel of 11,680 acres near the town of Grimshaw in Northern Alberta, Canada from Lornex.  Since entering into the Leases, the parties decided that many of the related leases expired too soon to begin meaningful exploration and therefore we did not proceed with the transactions originally contemplated with Lornex.

On October 10, 2014, we entered into a Purchase and Sale Agreement with Shalex Corporation (“Shalex”) (the “Agreement”) whereby we purchased a one hundred percent (100%) undivided working interest and shall receive an 87% Net Revenue Interest (NRI) in certain oil and gas interests (Crown Land) and properties arising from the oil and gas leases (the “Leases”), which together comprise a parcel of 2,304 hectares in the Bentley area of Alberta, Canada (the “Property”) and (ii) the Pre-Existing Well (the "Well").  In exchange for the Leases, we will pay an aggregate of four hundred thousand dollars (US$400,000) (the “Purchase Price”) incrementally, at an agreed upon payment schedule, following the completion of certain administrative benchmarks as set forth in the Agreement, such as the requirement to provide certain financial materials regarding the Leases to us; such benchmarks are also therefore a condition to closing the transaction.  The closing of the transaction, and transfer of title from Shalex to us, shall occur within 30 days after payment of the full Purchase Price; provided however, that it shall not take place later than 135 days following the signing of the Agreement.  The Purchase Price shall be reduced to $360,000 if a continuation application for one of the Leases on the Property is not approved.

The parties agreed to pay all maintenance costs, as such term is defined in the Agreement, associated with the leases for the fiscal years ending December 31, 2014 and 2015, on a pro-rata basis based upon the date the Agreement was signed and such costs were previously paid by Shalex.  We maintain the right to surrender in whole or part any of the Leases by non-payment of delay rentals, provided that we give Shalex at least 60 days prior written notice.  If Shalex does not agree to the surrender, we must assign all interest conveyed pursuant to the Agreement on the Lease(s) to Shalex absolutely free and clear of any liens, overriding royalty or other encumbrances of any kind whatsoever other than those in existence at the time of the Agreement or placed thereon pursuant thereto.

Our plan now is to explore the Leases and hope that we will ultimately be able to develop same.

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

If we are unable to complete any phase of our exploration program or fail to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

Results of Operations

We have generated no revenues and have incurred $433,946 in expenses since inception through July 31, 2014.

The following table provides selected financial data about our company for the year ended July 31, 2014 and the period ended July 31, 2013.

Balance Sheet Date	Year Ended July 31, 2014	Period Ended July 31, 2013

Cash	$76,108	$1,674
Total Assets	$77,426	$1,674
Total Liabilities	$60,574	$12,224
Stockholders’ Equity (Deficit)	$16,852	$(10,550)

Liquidity and Capital Resources

Working Capital

	Year Ended July 31, 2014	Period Ended July 31, 2013

Current Assets	$77,426	$1,674
Current Liabilities	$60,574	$12,224
Working Capital (Deficiency)	$16,852	$(10,550)

Cash Flows

	Year Ended July 31, 2014	Period Ended July 31, 2013

Cash Flows from (used in) Operating Activities	$(151,854)	$(60,356)
Cash Flows from (used in) Investing Activities	$-	-
Cash Flows from (used in) Financing Activities	$226,288	$37,800
Net Increase (decrease) in Cash During Period	$74,434	$(22,556)

As at July 31, 2014, the Company’s cash balance was $76,108 compared to $1,674 as at July 31, 2013 and our total assets at July 31, 2014 were $77,426 compared with $1,674 as at July 31, 2013. The increase in cash was primarily due to issuance of common shares. The increase in assets is primarily attributable to the increase in cash.

As at July 31, 2014, the Company had total liabilities of $60,574 compared with total liabilities of $12,224 as at July 31, 2013. The increase in total liabilities was primarily attributed an increase in accounts payable and accrued expenses and an increase in related party debt.

As at July 31, 2014, the Company had a working capital of $16,852 compared with working capital deficiency of $10,550 as at July 31, 2013. The increase in working capital was primarily attributed the increase in cash.

Cash Flow from Operating Activities

During the year ended July 31, 2014, the Company used $151,854 in cash from operating activities compared to cash used by operating activities of $60,356 during the period ended July 31, 2013. The increase in cash used for operating activities was attributed to an increase in the net loss and an increase in due to related party.

Cash Flow from Investing Activities

During the year ended July 31, 2014, the Company used $Nil cash for investing activities compared to cash used in investing activities of $ Nil during the period ended July 31, 2013.

Cash Flow from Financing Activities

During the year ended July 31, 2014, the Company received $226,288 in cash financing activities primarily from proceeds from the issuance of common shares and advance from related party compared to cash provided by financing activities of $37,800 for the period ended July 31, 2013 primarily from proceeds from the issuance of common shares from our prospectus offering.

Our director has verbally agreed to advance funds, on an as-needed basis, to assist in our start-up operations, and to continue limited operations if sufficient funds are not raised from other sources. The director both proposed the verbal commitment to loan in order to ensure that the Company would be able to continue its operations in the event sufficient funds are not raised.  While he has agreed to advance the funds, the agreement is verbal.  Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable.  As at July 31, 2014, $54,274 was owed to Mr. Lin by the Company.

During the year ended July 31, 2014, the company issued 128,852 shares of common stock at a price of approximately $0.35 per share for debt cancellation of $45,098 and 500,000 shares of common stock at a price of $0.35 per share for compensation of $175,000 to the sole officer and director, who is also a majority stockholder, compared with the issuance of 25,200,000 shares of common stock at $0.0015 in the year ended July 31, 2013. From inception until the date of this filing, we have had limited operating activities.  Our financial statements from inception (June 13, 2012) through the period ended July 31, 2014, reported no revenues and a net loss of $433,946.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Basis of Presentation
The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States and are presented in U.S. dollars.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $76,108 and $1,674 of cash at July 31, 2014 and July 31, 2013, respectively.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, accounts payable and accrued expenses, and amounts due to related parties.  The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Revenue Recognition
The Company has yet to realize revenues from operations. The Company will recognize revenue when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement  of operations. Such limitations are tested quarterly. As of July 31, 2014, the Company had no capitalized oil and gas property costs.

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

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Stock-based expenses totaled $175,000 and $0, for the years ended July 31, 2014 and 2013.

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

Basic and Diluted Earnings (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2014.

Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

FREEDOM PETROLEUM, INC.

FINANCIAL STATEMENTS

JULY 31, 2014

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Freedom Petroleum, Inc.

We have audited the accompanying balance sheet of Freedom Petroleum, Inc. as of July 31, 2014 and 2013, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Petroleum, Inc. as of  July 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
October 29, 2014

PCAOB Registered
AICPA Member

FREEDOM PETROLEUM, INC.
BALANCE SHEETS
AS OF JULY 31, 2014 AND 2013

	July 31,	July 31,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$76,108	$1,674
Deposits	1,318	-

Total Current Assets	77,426	1,674

Total Assets	$77,426	$1,674

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$6,300	$6,400
Due to related parties	54,274	5,824

Total Current Liabilities	60,574	12,224

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
52,828,852 and 52,200,000 shares issued and outstanding, respectively	5,283	5,220
Additional paid-in capital	295,515	62,740
Common stock subscription	150,000	-
Accumulated deficit	(433,946)	(78,510)
Total Stockholders’ Equity (Deficit)	16,852	(10,550)

Total Liabilities and Stockholders' Equity (Deficit)	$77,426	$1,674

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2014 AND 2013

	Years Ended July 31,
	2014	2013

GROSS REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	42,542	26,956
Professional fees	69,610	18,750
Consulting fees – related party	50,000	10,000
Impairment	-	15,000
Stock-based compensation	175,000	-
Website design	19,184	-
TOTAL OPERATING EXPENSES	356,336	70,706

LOSS FROM OPERATIONS	(356,336)	(70,706)

OTHER INCOME	900	600

LOSS BEFORE PROVISION FOR INCOME TAXES	(355,436)	(70,106)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(355,436)	$(70,106)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	52,473,839	41,821,644

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JULY 31, 2014 AND 2013

	Common Stock		Additional	Common		Total
	Shares	Amount	Paid in Capital	stock Subscription	Accumulated Deficit	Equity (Deficit)

Balance, July 31, 2012	27,000,000	$2,700	$24,460	$-	$(8,404)	$18,756

Stock issued for cash	25,200,000	2,520	35,280	-	-	37,800

Forgiveness of related party payable	-	-	3,000	-	-	3,000

Net loss for the year ended July 31, 2013	-	-	-	-	(70,106)	(70,106)

Balance, July 31, 2013	52,200,000	5,220	62,740	-	(78,510)	(10,550)

Forgiveness of related party payable	-	-	12,740	-	-	12,740

Stock issued for debt	128,852	13	45,085	-	-	45,098

Stock issued for compensation	500,000	50	174,950	-	-	175,000

Common stock subscription received	-	-	-	150,000	-	150,000

Net loss for the year ended July 31, 2014	-	-	-	-	(355,436)	(355,436)

Balance, July 31, 2014	52,828,852	$5,283	$295,515	$150,000	$(433,946)	$16,852

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2014 AND 2013

	Years Ended July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(355,436)	$(70,106)
Adjustments To Reconcile Net Loss To Net Cash Provided by Operating Activities
Impairment loss	-	15,000
Stock-based compensation	175,000	-
Change in operating assets & liabilities
Deposits	(1,318)	-
Accounts payable and accrued expenses	(100)	(13,250)
Accrued compensation	30,000	8,000
Net Cash Used in Operating Activities	(151,854)	(60,356)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of unproved oil and gas properties	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance received from related parties	114,471	-
Repayment to related parties	(38,183)	-
Proceeds from issuance of common stock	-	37,800
Common stock subscription received	150,000	-
Net Cash Provided by Financing Activities	226,288	37,800

Net Increase (Decrease) in Cash and Cash Equivalents	74,434	(22,556)

Cash and cash equivalents, beginning of the year	1,674	24,230

Cash and cash equivalents, end of the year	$76,108	$1,674

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of related party payable recorded as contributed capital	$12,740	$-
Common stock issued for related party debt	$45,098	$-

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2014

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Freedom Petroleum, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 13, 2012. The Company intends to engage in the exploration and development of oil and gas properties. The Company’s fiscal year end is July 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation
The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States and are presented in U.S. dollars.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $76,108 and $1,674 of cash at July 31, 2014 and July 31, 2013, respectively.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, accounts payable and accrued expenses, and amounts due to related parties.  The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Revenue Recognition
The Company has yet to realize revenues from operations. The Company will recognize revenue when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement  of operations. Such limitations are tested quarterly. As of July 31, 2014, the Company had no capitalized oil and gas property costs.

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

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Stock-based expenses totaled $175,000 and $0, for the years ended July 31, 2014 and 2013.

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

Basic and Diluted Earnings (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2014.

Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

NOTE 3 – DUE TO RELATED PARTIES

During the three months ended January 31, 2014, the current sole director and officer, who is also a majority shareholder, advanced the Company $45,098 for operating expenses, which was exchanged in full for 128,852 common shares on January 31, 2014. During the three months ended April 30, 2014, $38,183 was advanced by the director to the Company for operating expenses and was repaid on June 12, 2014. During the three months ended July 31, 2014, another $24,274 was advanced by the director to the Company for operating expenses and was included in amount due to related parties as at July 31, 2014. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

Pursuant to an employee agreement effective on March 1, 2014, the Company was obligated to pay $10,000 per month to the current sole officer and director for management service. During the year ended July 31, 2014, $20,000 was paid to this officer and $30,000 was included in amount due to related parties as at July 31, 2014. On August 1, 2014, another $20,000 was paid to the officer.

As of July 31, 2013, the Company was obligated to former officers and a director, for non-interest bearing demand loans with balances of $13,824. During the year ended July 31, 2014, $1,084 was repaid in cash and the remaining $12,740, was forgiven in full and recorded as additional paid in capital, when control of the Company changed on January 23, 2014.

NOTE 4 – OIL AND NATURAL GAS PROPERTIES

On July 23, 2012, the Company purchased a lease from an unrelated third party consisting of approximately 624 net acres in Lewis and Clark County, Montana for a total purchase price of $15,000. In addition, annual rental payments of $937 are due to the State of Montana starting June 1, 2014 through June 5, 2022. The Company has not incurred any exploration or development costs in connection with this lease and, therefore, recorded an impairment loss in the amount of $15,000 as of July 31, 2013.  Minimum annual rental payments total $8,434 for the nine-year term. The lease can be extended after June 5, 2022 so long as oil and gas in paying quantities are produced from the land. However, management decided not to pursue the lease as they looked for larger properties, and the lease was forfeited in June 2014.

On April 28, 2014, we entered into a Purchase and Sale Agreement with Lornex Financial Ltd., whereby we agreed to purchase a 100% working interest in certain oil and gas leases (the "Leases"), which together comprise a parcel of 11,680 acres near the town of Grimshaw in Northern Alberta, Canada from Lornex.  In exchange for the Leases, we were to pay an aggregate of US$400,000 incrementally, at an agreed upon payment schedule, following the completion of certain administrative benchmarks as set forth in the Agreement, such as the requirement to provide certain financial materials regarding the Leases to us; such benchmarks were also therefore a condition to closing.  Also under the Agreement, we were to pay a 10% landowner’s royalty to Lornex who were to deliver a ninety percent (90%) net revenue interest in the Leases to us; we would have maintained a 100% working interest in the Leases. The closing of the transaction, and transfer of title from Lornex to us, was to occur within 30 days after payment of the full Purchase Price; provided however, that it was not to take place later than 300 days following the signing of the Agreement.

Until the Purchase Price was paid in full, Lornex was to pay all rental fees associated with the Leases.  Freedom maintained the right to surrender in whole or part any of the Leases by non-payment of delay rentals, provided that Freedom gave Lornex at least 60 days prior written notice.  If Lornex did not agree to the surrender, Freedom had to assign all interest conveyed pursuant to the Agreement on the Lease(s) to Lornex absolutely free and clear of any liens, overriding royalty or other encumbrances of any kind whatsoever other than those in existence at the time of the Agreement or placed thereon pursuant thereto.  Since entering into the Leases, the parties decided that many of the related leases expired too soon to begin meaningful exploration and therefore Freedom did not proceed with the transactions originally contemplated with Lornex.

NOTE 5 – CAPITAL STOCK

The authorized capital of the Company is 100,000,000 common shares with a par value of $0.0001 and 20,000,000 preferred shares with a par value of $0.0001.

During the year ended July 31, 2013, the Company issued 25,200,000 shares of common stock at a price of approximately $0.0015 per share for total cash proceeds of $37,800.

During the year ended July 31, 2013, a related party paid Company expenses in the amount of $3,000 which were later forgiven and recorded as additional paid in capital.

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

During the year ended July 31, 2014, related parties forgave loans of $12,740 which was recorded as additional paid in capital.

There were 52,828,852 and 52,200,000 shares of common stock issued and outstanding as of July 31, 2014 and July 31, 2013, respectively.  There were no shares of preferred stock issued and outstanding as of July 31, 2014 and July 31, 2013.

NOTE 6 – INCOME TAXES

For the year ended July 31, 2014, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward was approximately $433,946 at July 31, 2014 and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the years ended July 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$120,848	$23,836
Less: valuation allowance	(120,848)	(23,836)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of July 31, 2014 and July 31, 2013:

	July 31, 2014	July 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$147,541	$26,693
Less: valuation allowance	(147,541)	(26,693)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards of $433,946 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

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

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. The Company has recorded $0 for its estimated asset retirement obligations as of July 31, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company entered into an informal agreement to rent office space on a month-to-month basis with an unrelated party for $300 per month to begin on January 1, 2013. The Company began sharing the office space with other tenants on June 1, 2013, also on a month-to-month basis. These tenants were subleasing the space from the Company for $300 per month and for the three months ended October 31, 2013, the Company recognized $900 of other income related to the three months of office sharing. During the three months ended January 31, 2014, the agreement was cancelled and no additional revenue was recognized.

On December 20, 2013, the Company entered into an Office Services Agreement with Abby Office Centers for renting office space, furniture and equipment from January 1, 2014 to December 31, 2014 for a monthly price of $1,251.

NOTE 9 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital of $16,852 and has incurred losses since inception resulting in an accumulated deficit of $433,946 as of July 31, 2014. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

In 2014 September, the Company issued 468,750 shares of common stock at a price of approximately $0.32 per share for total cash proceeds of $150,000, which was received prior to the year ended of July 31, 2014 and included in common stock subscriptions as of July 31, 2014.

On October 10, 2014, Freedom Petroleum, Inc. (the “Company”) entered into a Purchase and Sale Agreement with Shalex Corporation (“Shalex”) (the “Agreement”) whereby the Company purchased a one hundred percent (100%) undivided working interest and shall received 87% Net Revenue Interest (NRI) in certain oil and gas interests (Crown Land) and properties arising from the oil and gas leases (the “Leases”), which together comprise a parcel of 2,304 hectares in the Bentley area of Alberta, Canada (the “Property”) and (ii) the Pre-Existing Well (the "Well").  In exchange for the Leases, the Company will pay an aggregate of four hundred thousand dollars (US$400,000) (the “Purchase Price”) incrementally, at an agreed upon payment schedule, following the completion of certain administrative benchmarks as set forth in the Agreement, such as the requirement to provide certain financial materials regarding the Leases to the Company; such benchmarks are also therefore a condition to closing the transaction.  The closing of the transaction, and transfer of title from Shalex to the Company, shall occur within 30 days after payment of the full Purchase Price; provided however, that it shall not take place later than 135 days following the signing of the Agreement.  The Purchase Price shall be reduced to $360,000 if a continuation application for one of the Leases on the Property is not approved.

The parties agreed to pay all maintenance costs, as such term is defined in the Agreement, associated with the leases for the fiscal years ending December 31, 2014 and 2015, on a pro-rata basis based upon the date the Agreement was signed and such costs were previously paid by Shalex.  The Company maintains the right to surrender in whole or part any of the Leases by non-payment of delay rentals, provided that the Company gives Shalex at least 60 days prior written notice.  If Shalex does not agree to the surrender, the Company must assign all interest conveyed pursuant to the Agreement on the Lease(s) to Shalex absolutely free and clear of any liens, overriding royalty or other encumbrances of any kind whatsoever other than those in existence at the time of the Agreement or placed thereon pursuant thereto.

The Agreement contains representations, warranties and covenants by the Company and Shalex that are customary for transactions of this type such as (i) in the case of the Company: organization, good standing and qualification to do business; capitalization; authorization and enforceability of the transaction and transaction documents; consents being obtained or not required to consummate the transaction; and compliance with securities laws; and (ii) in the case of Shalex: ownership of the property and lack of asserted defaults.

The Agreement may be terminated, (i) by the Company if they identify an issue, prior to the final payment of the Purchase Price, that would prevent them from being able to use the Property in a manner consistent with the spirit and intended purpose of this Agreement; (ii) by Shalex if the Company does not make the payments by the contractually agreed to deadline; and (iii) upon mutual consent of the parties.

On October 20, 2014, the Company entered into a Share Purchase Agreement with one non-US investor, pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended.  Pursuant to the purchase agreement, the investor purchased 312,500 shares of the Company's common stock for $100,000 (the "Purchase Price"), at a value of $0.32 per share.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no additional events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

However, as reported in our Current Report on Form 8-K that we filed on August 8, 2014, Silberstein Ungar,  PLLC (“Silberstein”) resigned as our independent auditor and we engaged DKM Certified Public Accountants ("DKM") to replace Silberstein as our independent registered public accounting firm.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO/CFO of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in “Management's Report on Internal Control over Financial Reporting,” our management, including our CEO/CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2014 due to the existence of the material weaknesses as of July 31, 2014, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•	Because of the company’s limited resources, there are limited controls over information processing.

•
There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

•
There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Anton Lin	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director	29	January 23, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Anton Lin – President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Mr. Lin has strategic expertise in investment management and international business development in the oil and gas sector, including activity in Asia, Europe, the Middle East and Africa.  He is a partner for a multi-hundred million dollar private equity company based in China, in which capacity he has won mandates to work on two  multi-billion dollar oil asset  sales to Chinese national oil companies.  As Founder and CEO of Access to Ghana, Lin helps companies from around the world enter Ghana's fast-growing economy in a sustainable, socially responsible manner.  His work has included handling the preparations for offshore exploration blocks as well as the financing and preparations for onshore exploration blocks.  He also performs private advisory and fundraising work on project structuring and financing for mineral and oil companies  across the  African  continent.  Lin was previously a Captain in the British Army with operational experience in Afghanistan in 2009-10.  He earned a degree in Jurisprudence from the University of Oxford and also holds an Investment Advice Diploma from the Chartered Institute for Securities and Investment (CISI), London.

Employment Agreements

On March 14, 2014, we entered into an Employment Agreement with Mr. Anton Lin, to serve as our Chief Executive Officer, President and Chairman of our Board, effective as of March 1, 2014.  Pursuant to the agreement, Mr. Lin shall serve in such roles on a year to year basis, unless earlier terminated pursuant to the terms in the agreement.  Mr. Lin is entitled to a yearly base salary of $120,000, to be paid monthly; however, Mr. Lin has agreed to defer all such compensation, which shall accrue, until such time as the Company's cash position improves.  Under the agreement, the Board may increase the base salary by 25% at each annual review of Mr. Lin's performance.  Upon execution of the agreement, Mr. Lin shall receive 500,000 shares of our common stock (the "Signing Shares"); on each year anniversary of the agreement, Mr. Lin shall receive an additional 1,000,000 shares of our common stock.  The agreement does provide that Mr. Lin is entitled to certain severance compensation upon the termination of his agreement, other than for cause, due to disability or upon a change in control.  The agreement also contains standard non-compete and confidentiality clauses.

Following receipt of the Signing Shares, Mr. Lin will own approximately 27,628,852 shares of our common stock, which after issuance, will represent approximately 51% of our then issued and outstanding shares of common stock.

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

Our Code of Business Conduct and Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for fiscal year ended July 31, 2013. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Freedom Petroleum Inc., 650 Poydras Street, Suite 1400, Office 15, New Orleans, LA 70130.

Board Meetings

Our board of directors currently consists of only Mr. Anton Lin. The board held no formal meetings during the year ended July 31, 2014. As our company develops a more comprehensive board of directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of July 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Corporate Governance & Board Independence

Our Board of Directors consists of one director and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee  were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary.  Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the Chief Executive Officer. Although our sole officer is also our sole director, the Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below. Should the Board conclude otherwise, the Board will separate the roles and appoint an independent Chairman.

•
This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Lin's continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

•	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Involvement in Certain Legal Proceedings

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. We may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. We believe that we have adequate liability insurance coverage. There can be no assurance, however, that we will not be sued, that any such lawsuit will not exceed our insurance coverage, or that we will be able to maintain such coverage at acceptable costs and on favorable terms.

Neither we nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings. There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

Item 11. Executive Compensation

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”). The tables set forth below reflect the compensation of the Named Executive Officers.

    SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Hynes(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Nina Bijedic(2) Secretary	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Anton Lin (3) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2014 2013	120,000 Nil	Nil Nil	175,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	295,000 Nil

(1)	Mr. Hynes was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director of the company on June 13, 2012, and resigned from all positions on January 23, 2014.
(2)	Ms. Bijedic was appointed as Secretary of the company on June 13, 2012, and resigned from the position on January 23, 2014.
(3)	Mr. Lin was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director of the company on January 23, 2014.

Narrative Disclosure to Summary Compensation Table

Other than set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended July 31, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended July 31, 2014.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2014 there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 27, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Anton Lin 650 Poydras Street, Suite 1400, Office 15 New Orleans, LA 70130	27,628,852	52.3%

Directors and Executive Officers as a Group (1 person)	27,628,852 common shares	52.3%

Changes in Control

As further detailed in Item 1 above, pursuant to that certain  Securities  Purchase Agreement (the "Agreement") by and among ourselves, certain of our shareholders (the "Selling Shareholders") owning an aggregate of  27,000,000  shares  (approximately  51.7%) of our common stock (the "Sold Stock") and Anton Lin ("Lin") dated January 23, 2014, Mr. Lin, our sole officer and director, gained control of almost 52% of our then outstanding common stock, which resulted in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of July 31, 2014, our company was obligated to Anton Lin, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director of our company, for a non-interest bearing demand loan with a balance of $54,274.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2014 and the period ended July 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2014	Period Ended July 31, 2013

Audit Fees (1)	$17,010	$14,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$1,300	$0
All Other Fees (4)	$0	$0
Total	$18,310	$14,500

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

(b) Exhibits

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
(10)	Material Contracts
10.1	Oil and Gas Lease Purchase Agreement dated July 23, 2012 between our Company and Summit West Oil, LLC (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2102)
10.2	Employment Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 17, 2014)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed on November 13, 2013)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101	Interactive Data File
101*	Interactive Data File
101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE*
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

FREEDOM PETROLEUM, INC.
(Registrant)

Dated: October 29, 2014	/s/ Anton Lin
Anton Lin
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer and Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2014	/s/ Anton Lin
Anton Lin
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Financial and Accounting Officer)