Form 10-Q
period 2014-10-31
FREEDOM PETROLEUM INC.
filed 2014-12-19
CIK 1557798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-184061

FREEDOM PETROLEUM INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5540446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Poydras Street, Office 15 Suite 1400, New Orleans LA 70130
(Address of principal executive offices)

1-504-799-2550
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 18, 2014, there were 53,469,477 shares of the issuer’s common stock, par value $0.0001,outstanding.

FREEDOM PETROLEUM INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
FREEDOM PETROLEUM, INC.
BALANCE SHEETS

	October 31,	July 31,
	2014	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$22,935	$76,108
Deposits	1,318	1,318
Total Current Assets	24,253	77,426
Oil and gas property	61,299	-
Total Assets	$85,552	$77,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$78,844	$6,300
Due to related party	72,310	54,274
Total Current Liabilities	151,154	60,574

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
53,297,602 and 52,828,852 shares issued and outstanding, respectively	5,330	5,283
Common stock subscription	31	150,000
Common stock subscriptions receivable	(100,000)	-
Additional paid-in capital	545,437	295,515
Accumulated deficit	(516,400)	(433,946)
Total Stockholders’ Equity (Deficit)	(65,602)	16,852

Total Liabilities and Stockholders’ Equity (Deficit)	$85,552	$77,426

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended October31,
	2014	2013

Revenues	$-	$-

Operating Expenses
General and administrative	13,708	1,417
Professional fees	30,914	3,000
Consulting fees – related party	30,000	-
Website design	7,832	-
Total Operating Expenses	82,454	4,417

Loss From Operations	(82,454)	(4,417)

Other Income	-	900

Loss Before Provision for Income Taxes	(82,454)	(3,517)

Provision for Income Taxes	-	-

Net Loss	$(82,454)	$(3,517)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	52,833,947	52,200,000

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Common
			Additional	Common	Stock		Total
	Common Stock		Paid in	Stock	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscription	Receivable	Deficit	Equity (Deficit)

Balance, July 31, 2013 (Audited)	52,200,000	$5,220	$62,740	$-	$-	$(78,510)	$(10,550)

Forgiveness of related party payable	-	-	12,740	-	-	-	12,740

Stock issued for debt	128,852	13	45,085	-	-	-	45,098

Stock issued for compensation	500,000	50	174,950	-	-	-	175,000

Common stock subscription received	-	-	-	150,000	-	-	150,000

Net loss for the year (audited)	-	-	-	-	-	(355,436)	(355,436)

Balance, July 31, 2014 (Audited)	52,828,852	5,283	295,515	150,000	-	(433,946)	16,852

Common stock issued for cash	468,750	47	149,953	(150,000)	-	-	-

Common stock subscription	-	-	99,969	31	(100,000)	-	-

Net loss for the period (unaudited)	-	-	-	-	-	(82,454)	(82,454)

Balance, October 31, 2014 (Unaudited)	53,297,602	$5,330	$545,437	$31	$(100,000)	$(516,400)	$(65,602)

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(82,454)	$(3,517)
Change in operating assets and liabilities
Accounts payable and accrued expenses	52,544	(3,300)
Accrued compensation	30,000	-
Net Cash Provided by (Used in) Operating Activities	90	(6,817)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of unproved oil and gas properties	(61,299)	-
Net Cash Used in Investing Activities	(61,299)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance received from a related party	8,036	8,000
Net Cash Provided by (Used in) Financing Activities	8,036	8,000

Net Increase (Decrease) in cash and cash equivalents	(53,173)	1,183

Cash and cash equivalents, beginning of the period	76,108	1,674

Cash and cash equivalents, end of the period	$22,935	$2,857

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Freedom Petroleum, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 13, 2012. The Company intends to engage in the exploration and development of oil and gas properties. The Company’s fiscal year end is July 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation
The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2014.

The unaudited financial statement and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP).  These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $22,935 and $76,108 of cash at October 31, 2014 and July 31, 2014, respectively.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, accounts payable and accrued expenses, and amounts due to related parties.  The fair value of these financial instruments approximate carrying amounts due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement  of operations. Such limitations are tested quarterly. As at October 31, 2014 and July 31, 2014, the Company had oil and gas property costs of $61,299 and $0, respectively.

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

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. The Company had no stock-based expenses, for the three months ended October 31, 2014 and 2013.

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

Basic and Diluted Earnings (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as at October 31, 2014 and 2013.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s financial position, results of operations, or cash flow.

NOTE 3 – DUE TO RELATED PARTY

During the year ended July 31, 2014, the current sole director and officer, who is also a majority shareholder, advanced the Company $24,274 for operating expenses. During the three months ended October 31, 2014, the director advanced another $8,036 to the Company for operating expenses and the total balance of $32,310 was included in amount due to related party as at October 31, 2014. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

Pursuant to an employee agreement effective on March 1, 2014, the Company was obligated to pay $10,000 per month to the current sole officer and director for management service. During the year ended July 31, 2014, $20,000 was paid to this officer and $30,000 was included in amount due to related parties as at July 31, 2014. On August 1, 2014, $20,000 was paid to the officer. As at October 31, 2014, $40,000 unpaid consulting fees were included in the amount due to related party.

As at October 31, 2014 and July 31, 2014, our sole officer and director was owed $72,310 and $54,274, respectively.

NOTE 4 – OIL AND NATURAL GAS PROPERTIES

On October 10, 2014, the Company entered into a Purchase and Sale Agreement with Shalex Corporation (“Shalex”) (the “Agreement”) whereby the Company purchased a one hundred percent (100%) undivided working interest and shall receive 87% Net Revenue Interest (NRI) in certain oil and gas interests (Crown Land) and properties arising from the oil and gas leases (the “Leases”), which together comprise a parcel of 2,304 hectares in the Bentley area of Alberta, Canada (the “Property”) and (ii) the Pre-Existing Well (the "Well").  In exchange for the Leases, the Company will pay an aggregate of four hundred thousand dollars (US$400,000) (the “Purchase Price”) incrementally, at an agreed upon payment schedule, following the completion of certain administrative benchmarks as set forth in the Agreement, such as the requirement to provide certain financial materials regarding the Leases to the Company; such benchmarks are also therefore a condition to closing the transaction.  The closing of the transaction, and transfer of title from Shalex to the Company, shall occur within 30 days after payment of the full Purchase Price; provided however, that it shall not take place later than 135 days following the signing of the Agreement.  The Purchase Price shall be reduced to $360,000 if a continuation application for one of the Leases on the Property is not approved.

In consideration for the Agreement, the Company has agreed to pay the following amounts on or before the dates specified in the following schedule:

Cash Payments (USD)

On or before November 5, 2014 (paid)	$50,000
On or before December 8, 2014	125,000
On or before January 20, 2015	125,000
On or before March 6, 2015	100,000
$400,000

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

During the three months ended October 31, 2014, the company capitalized $50,000 acquisition costs and $11,299 maintenance costs for this oil and gas properties.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of October 31, 2014 and July 31, 2014

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended July 31, 2014, the Company issued to the sole officer and director, who is also a majority stockholder, 128,852 shares of common stock at a price of approximately $0.35 per share for debt cancellation of $45,098.

During the year ended July 31, 2014, the Company issued to the sole officer and director, who is also a majority stockholder, 500,000 shares of common stock at a price of $0.35 per share for compensation of $175,000, pursuant to an employee agreement.

During the year ended July 31, 2014, related parties forgave loans of $12,740 which was recorded as additional paid in capital.

During the three months ended October 31, 2014, the Company issued 468,750 shares of common stock at a price of approximately $0.32 per share for total cash proceeds of $150,000, which was received prior to the year ended of July 31, 2014.

On October 20, 2014, the Company entered into a Share Purchase Agreement with an unaffiliated investor.  Pursuant to the purchase agreement, the investor subscribed for 312,500 shares of the Company's common stock for $100,000, at a value of $0.32 per share.

There were 53,297,602 and 52,828,852 shares of common stock issued and outstanding as of October 31, 2014 and July 31, 2014, respectively.

NOTE 6 – INCOME TAXES

For the three months ended October 31, 2014 and 2013, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward was approximately $516,400 at October 31, 2014 and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the years ended October 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$28,034	$1,196
Less: valuation allowance	(28,034)	(1,196)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31, 2014 and July 31, 2014:

	October 31, 2014	July 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$175,575	$147,541
Less: valuation allowance	(175,575)	(147,541)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards of $516,400 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

NOTE 7 – ENVIRONMENTAL AND OTHER CONTINGENCIES

The Company’s operations and earnings may be affected by various forms of governmental action in the United States and the countries that the oil & gas properties located. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; royalty and revenue sharing increases; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting the issuance of oil and gas or mineral leases; restrictions on drilling and/or production; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company’s relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations and may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

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

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. The Company has recorded $0 for its estimated asset retirement obligations as at October 31, 2014 and July 31, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On December 20, 2013, the Company entered into an Office Services Agreement with Abby Office Centers for renting office space, furniture and equipment from January 1, 2014 to December 31, 2014 for a monthly price of $1,251.

On October 28, 2014, the Company entered into an agreement for Investor Relation services with MZ Group North America from November 1, 2014 to October 31, 2015 for a monthly price of $5,000.

NOTE 9 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a capital deficiency of $126,901 and has incurred losses since inception resulting in an accumulated deficit of $516,400 as at October 31, 2014. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

On November 3, 2014, the Company received $55,000 and issued 171,875 shares of common stock, for the share subscription agreement signed on October 20, 2014.

On November 25, 2014, the Company entered into an Office Services Agreement with Key Business Centre for renting office space, furniture and equipment from December 1, 2014 to November 30, 2015 for monthly rent of $843.  Accordingly, as of January 1, 2015 our offices will be located at Key Business Center, 702 W. Idaho Street, Suite 1100, Boise, ID 83702.

On December 11, 2014, the Company amended the Purchase and Sale Agreement with Shalex Corporation to defer the current payment due, for $125,000, to be made by January 1, 2015.

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

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business. As of July 31, 2014, the Company had $22,935 in cash on hand.

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

We are currently dependent on our sole officer and director for providing the necessary capital to operate.  As of October 31, 2014, our officer has advanced a total of $32,310.

Results of Operations

The following summary of our results of operations, for the three months ended October 31, 2014 and 2013, should be read in conjunction with our audited financial statements for the year ended July 31, 2014, as included in our Form 10-K.

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

The following table provides selected financial data about our company as of October 31, 2014 and July 31, 2014.

Balance Sheet Data

	October 31, 2014	July 31, 2014

Cash	$22,935	$76,108
Total Assets	$85,552	$77,426
Total Liabilities	$151,154	$60,574
Stockholders’ Equity (Deficit)	$(65,602)	$16,852

We have not generated any revenues since inception (June 13, 2012) through October 31, 2014.

For the Three Months Ended October 31, 2014 Compared to the Three Months Ended October 31, 2013

	Three Months Ended October 31,
	2014	2013

Operating revenues	$-	$-
Operating expenses:
General and administrative	13,708	1,417
Professional fees	30,914	3,000
Consulting fees – related party	30,000	-
Website design	7,832	-
Total Operating expenses	82,454	4,417
Loss from Operations	(82,454)	(4,417)
Other income	-	900
Provision for income tax	-	-
Net loss	$(82,454)	$(3,517)

Our operating expenses, for the three months ended October 31, 2014 increased $78,037or 1,767% as compared to the same period in 2013.  During the three month period ended October 31, 2014, we recorded $7,832 for website development costs and a $30,000 consulting fee to the sole officer and director, who is also our majority shareholder pursuant to his employment contract. Expenses, from professional, general and administrative fees, were $44,622 for the three months ended October 31, 2014 as compared to $4,417 for the same period in 2013. This increase was largely due to increased general and administrative fees and professional fees during the three month period in 2014 of $12,291and $27,914respectively.

The three month period ending October 31, 2013 was principally the start-up period for the Company.  Costs were lower due to less activities and cash flow was realized through the issuance of shares to fund the Company’s initial operations.  During the period ending October 31, 2014, we sought to increase the focus of the Company's activity and operations. We spent significant resources on finding and vetting a new oil and gas property,  commenced development of a new website, and incurred increased professional and administratrive expenses, thus increasing operating expenditures.  We expect operating expenses to continue to increase over the next 12 months as we expand our operations and development of our oil and gas property.

Liquidity and Capital Resources

Working Capital

	October 31, 2014	July 31, 2014

Current Assets	$24,253	$77,426
Current Liabilities	$151,154	$60,574
Working Capital (Deficiency)	$(126,901)	$16,852

Cash Flows

	Three months Ended October 31, 2014	Three months Ended October 31, 2013

Cash Flows from (used in) Operating Activities	$20,090	$(6,817)
Cash Flows used in Investing Activities	$(61,299)	$-
Cash Flows from (used in) Financing Activities	$(11,964)	$8,000
Net increase (decrease) in Cash During Period	$(53,173)	$1,183

Cash Flow from Operating Activities

During the three month period ended October 31, 2014, cash provided by operating activities was $20,090 compared to cash used in operating activities of $6,817 during the period ended October 31, 2013. The increase in cash provided by operating activities was attributed to the increase in operating liabilities owed and unpaid at October 31, 2014.  The Company had a net loss of $82,453 but this loss was offset by an increase in accounts payable and accrued compensation of $102,544.  Of these accounts payable, $61,299 was for funds owing on our acquisition of an oil and gas property and another $30,000 in compensation to our sole officer and director. For the period ended October 31, 2013, the company had a net loss of $3,517 and used cash to pay accounts payable of $3,300.

Cash Flow from Investing Activities

During the three month period ended October 31, 2014 cash used in investing activities was $61,299 as compared to $0 for the same period ended October 31, 2013.  During the period ended October 31, 2014 we acquired an unproven oil and gas property for which we were required to make property and maintenance payments of $61,299.

Cash Flow from Financing Activities

During the three month period ended October 31, 2014, cash used in financing activities was $11,964 compared to cash provided by financing activities of $8,000, for the same period in 2013.  The decrease in 2014 is attributable to $20,000 paid to an officer of the Company.

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

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended and not included in a previously filed Current Report on Form 8-K is set forth below:

In September 2014, the Company issued 468,750 shares of common stock at a price of approximately $0.32 per share for total cash proceeds of $150,000 that it received prior to the year ended of July 31, 2014, but failed to physically issue at such time.

On October 20, 2014, the Company entered into a Share Purchase Agreement for 312,500 shares of its common stock  to one non-US investor.  The shares were subscribed pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended.  On November 3, 2014, the Company received $55,000 of the subscription proceeds, and issued 171,875 shares.

Unless otherwise noted, all of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act for sales not involving a public offering.  None of the securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 5.  Other Information.

On October 20, 2014, the Company entered into a Share Purchase Agreement with one non-US investor, pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended.  Pursuant to the purchase agreement, the investor purchased 312,500 shares of the Company's common stock for $100,000 (the "Purchase Price"), at a value of $0.32 per share.  However, the Company only received $55,000 of the Purchae Price, on November 3, 2014, and therefore only issued 171,875 of the shares.

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

10.4	Securities Purchase Agreement dated June 5, 2014 (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on June 13, 2014)

10.5	Securities Purchase Agreement dated October 20, 2014

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32)	Section 1350 Certifications

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101	Interactive Data File

101**	Interactive Data File (Form 10-Q for the quarter ended October 31, 2014 furnished in XBRL).
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

FREEDOM PETROLEUM INC.
(Registrant)

Dated: December 19, 2014	/s/ Anton Lin
Anton Lin
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer and Financial and Accounting Officer)