Form 10-Q
period 2015-01-31
FREEDOM PETROLEUM INC.
filed 2015-03-23
CIK 1557798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

As of March 20, 2015, there were 53,469,477 shares of the issuer’s common stock, par value $0.0001, outstanding.

FREEDOM PETROLEUM INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
FREEDOM PETROLEUM, INC.
BALANCE SHEETS

	January 31,	July 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$76,108
Deposits	1,318	1,318
Total Current Assets	1,318	77,426

Oil and gas property	61,299	-

Total Assets	$62,617	$77,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$295	$-
Accounts payable and accrued expenses	34,546	6,300
Due to related parties	134,492	54,274
Total Current Liabilities	169,333	60,574

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
53,469,477 and 52,828,852 shares issued and outstanding, respectively	5,347	5,283
Common stock subscriptions	-	150,000
Additional paid-in capital	500,451	295,515
Accumulated deficit	(612,514)	(433,946)
Total Stockholders’ Equity (Deficit)	(106,716)	16,852

Total Liabilities and Stockholders' Equity (Deficit)	$62,617	$77,426

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	17,956	22,028	31,663	23,445
Professional fees	33,303	23,225	64,217	26,225
Consulting fees – related party	30,000	-	60,000	-
Website design	14,856	-	22,688	-
Total Operating Expenses	96,115	45,253	178,568	49,670

Loss From Operations	(96,115)	(45,253)	(178,568)	(49,670)

Other Income	-	-	-	900

Loss Before Provision for Income Taxes	(96,115)	(45,253)	(178,568)	(48,770)

Provision for Income Taxes	-	-	-	-

Net Loss	$(96,115)	$(45,253)	$(178,568)	$(48,770)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	53,465,741	52,201,401	53,149,844	52,200,700

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Total
	Common Stock		Additional	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Subscription	Deficit	Equity (Deficit)

Balance, July 31, 2013 (Audited)	52,200,000	$5,220	$62,740	$-	$(78,510)	$(10,550)

Forgiveness of related party payable	-	-	12,740	-	-	12,740
Stock issued for debt	128,852	13	45,085	-	-	45,098
Stock issued for compensation	500,000	50	174,950	-	-	175,000
Common stock subscription received	-	-	-	150,000	-	150,000
Net loss for the year (audited)	-	-	-	-	(355,436)	(355,436)
Balance, July 31, 2014 (Audited)	52,828,852	5,283	295,515	150,000	(433,946)	16,852

Common stock issued for cash	640,625	64	204,936	(150,000)	-	55,000
Net loss for the period (unaudited)	-	-	-	-	(178,568)	(178,568)

Balance, January 31, 2015 (Unaudited)	53,469,477	$5,347	$500,451	$-	$(612,514)	$(106,716)

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(178,568)	$(48,770)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	28,246	(3,400)
Accrued compensation	40,000	(1,318)
Net Cash Used in Operating Activities	(110,322)	(53,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of unproved oil and gas properties	(61,299)	-
Net Cash Used in Investing Activities	(61,299)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	295	-
Advance received from related parties	40,218	53,098
Repayment to related parties	-	(1,084)
Proceeds from issuance of common stock	55,000	-
Net Cash Provided by Financing Activities	95,513	52,014

Net decrease in cash and cash equivalents	(76,108)	(1,474)

Cash and cash equivalents, beginning of the period	76,108	1,674

Cash and cash equivalents, end of the period	$-	$200

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Freedom Petroleum, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 13, 2012. The Company intends to engage in the exploration and development of oil and gas properties. The Company’s fiscal year end is July 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation
The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2014.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $0 and $76,108 of cash at January 31, 2015 and July 31, 2014, respectively. As at January 31, 2015, the company’s bank account was over drawn by $295.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement  of operations. Such limitations are tested quarterly. As at January 31, 2015 and July 31, 2014, the Company had oil and gas property costs of $61,299 and $0, respectively.

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

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. The Company had no stock-based expenses, for the six months ended January 31, 2015 and 2014.

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

Basic and Diluted Earnings (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as at January 31, 2015 and 2014.

Recent Accounting Pronouncements
In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – DUE TO RELATED PARTY

During the year ended July 31, 2014, the current sole director and officer, who is also a majority shareholder, advanced the Company $24,274 for operating expenses. During the six months ended January 31, 2015, the director advanced another $40,218 to the Company for operating expenses and the total balance of $64,274 was included in amount due to related party as at January 31, 2015. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

Pursuant to an employee agreement effective on March 1, 2014, the Company was obligated to pay $10,000 per month to the current sole officer and director for management service. During the year ended July 31, 2014, $20,000 was paid to this officer and $30,000 was included in amount due to related parties as at July 31, 2014. On August 1, 2014, $20,000 was paid to the officer. During the six months ended January 31, 2015, $70,000 unpaid consulting fees were included in the amount due to related party.

As at January 31, 2015 and July 31, 2014, our sole officer and director was owed $134,492 and $54,274, respectively.

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
$400,000

On December 11, 2014, the Company amended the Agreement to defer the December 8, 2014 payment of $125,000 to January 1, 2015; however, as of the date of this Report, the Company has only made the payment of $50,000 under the Agreement, and none of the December, January or March payment was made, but Shalex has not terminated the Agreement. We are currently negotiating with Shalex to amend the Agreement to implement a new timeframe and amounts for the payments.

The parties agreed to pay all maintenance costs, as such term is defined in the Agreement, associated with the leases for the calendar years ending December 31, 2014 and 2015, on a pro-rata basis based upon the date the Agreement was signed and such costs were previously paid by Shalex.  The Company maintains the right to surrender in whole or part any of the Leases by non-payment of delay rentals, provided that the Company gives Shalex at least 60 days prior written notice.  If Shalex does not agree to the surrender, the Company must assign all interest conveyed pursuant to the Agreement on the Lease(s) to Shalex absolutely free and clear of any liens, overriding royalty or other encumbrances of any kind whatsoever other than those in existence at the time of the Agreement or placed thereon pursuant thereto.

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

During the six months ended January 31, 2015, the Company capitalized $50,000 acquisition costs and $11,299 maintenance costs for this oil and gas properties.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of January 31, 2015 and July 31, 2014.

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

During the three months ended October 31, 2014, the Company issued 468,750 shares of common stock at a price of  $0.32 per share for total cash proceeds of $150,000, which was received prior to the year ended of July 31, 2014.

On November 3, 2015, the Company issued 171,875 shares of common stock at a price of $0.32 per share for total cash proceeds of $55,000 to an unaffiliated investor pursuant to a Share Purchase Agreement dated October 20, 2014.

There were  53,469,477 and 52,828,852 shares of common stock issued and outstanding as of January 31, 2015 and July 31, 2014, respectively.

NOTE 6 – INCOME TAXES

For the six months ended January 31, 2015 and 2014, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward was approximately $612,514 at January 31, 2015 and will expire beginning in the year 2032.  Income taxes for the years ended July 31, 2012 through 2014 remain subject to examination.

The provision for Federal income tax consists of the following for the periods ended January 31, 2015 and 2014:

	2015	2014
Federal income tax benefit attributable to:
Current operations	$60,713	$16,582
Less: valuation allowance	(60,713)	(16,582)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31, 2015 and July 31, 2014:

	January 31, 2015	July 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$208,255	$147,541
Less: valuation allowance	(208,225)	(147,541)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act, net operating loss carry-forwards of $612,514 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

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

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. The Company has recorded $0 for its estimated asset retirement obligations as at January 31, 2015 and July 31, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On December 20, 2013, the Company entered into an Office Services Agreement with Abby Office Centers for renting office space, furniture and equipment from January 1, 2014 to December 31, 2014 for a monthly price of $1,251.

On November 25, 2014, the Company entered into an Office User Agreement with Key Business Center to rent office space in Boise, Idaho on a month to month basis at the rate of $843 per month; the agreement required a set up fee of $275 and a security deposit of $300.

NOTE 9 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a capital deficiency of $168,015 and has incurred losses since inception resulting in an accumulated deficit of $612,514 as at January 31, 2015. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K, as filed on October 29, 2014.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

During the last period, the Company has been assessing the impact of the fall in oil prices on the sector, and considering the outlook for the sector.  To this end, it has been a relatively quiet period without further investment into oil and gas properties.  However the Company has not terminated its agreement with Shalex entered into on October 10, 2014 (see below) and still holds a very promising oil and gas exploration stage property in the Bentley region of Alberta, Canada.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business. As of January 31, 2015 and July 31, 2014, the Company had $0 and $76,108 in cash on hand, respectively.  As at January 31, 2015, our bank account was overdrawn $295.

On October 10, 2014, we entered into a Purchase and Sale Agreement with Shalex Corporation (“Shalex”) (the “Agreement”) whereby we purchased a one hundred percent (100%) undivided working interest and shall receive an 87% Net Revenue Interest (NRI) in certain oil and gas interests (Crown Land) and properties arising from the oil and gas leases (the “Leases”), which together comprise a parcel of 2,304 hectares in the Bentley area of Alberta, Canada (the “Property”) and (ii) the Pre-Existing Well (the "Well").  In exchange for the Leases, we will pay an aggregate of four hundred thousand dollars (US$400,000) (the “Purchase Price”) incrementally, at an agreed upon payment schedule, following the completion of certain administrative benchmarks as set forth in the Agreement, such as the requirement to provide certain financial materials regarding the Leases to us; such benchmarks are also therefore a condition to closing the transaction.  The closing of the transaction, and transfer of title from Shalex to us, shall occur within 30 days after payment of the full Purchase Price; provided however, that it shall not take place later than 135 days following the signing of the Agreement.  The Purchase Price shall be reduced to $360,000 if a continuation application for one of the Leases on the Property is not approved.  We have not yet made the payment due in December 2014 or January 2015, but as of the date of this Report, Shalex has not terminated the Agreement.

The parties agreed to pay all maintenance costs, as such term is defined in the Agreement, associated with the leases for the calendar years ending December 31, 2014 and 2015, on a pro-rata basis based upon the date the Agreement was signed and such costs were previously paid by Shalex.  We maintain the right to surrender in whole or part any of the Leases by non-payment of delay rentals, provided that we give Shalex at least 60 days prior written notice.  If Shalex does not agree to the surrender, we must assign all interest conveyed pursuant to the Agreement on the Lease(s) to Shalex absolutely free and clear of any liens, overriding royalty or other encumbrances of any kind whatsoever other than those in existence at the time of the Agreement or placed thereon pursuant thereto.

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

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find.  We sought equity financing to provide for the capital required to implement our research and exploration phases.  We do not believe we have sufficient funds to operate our business for the next 12 months.

We have no assurance that future financing will be available to us on acceptable terms, or at all.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

If we are unable to complete any phase of our exploration program or fail to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

We are currently dependent on our sole officer and director for providing the necessary capital to operate.  For the period ended January 31, 2015, our officer has advanced a total of $40,218, for operating expenses.

Results of Operations

The following summary of our results of operations, for the three months ended January 31, 2015 and 2014, should be read in conjunction with our audited financial statements for the year ended July 31, 2014, as included in our Form 10-K filed on October 29, 2014.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, but we cannot guarantee that we will be able to achieve same.

The following table provides selected financial data about our company as of January 31, 2015 and July 31, 2014.

Balance Sheet Data

	January 31, 2015	July 31, 2014

Cash (overdraft)	$-	$76,108
Total Assets	$1,318	$77,426
Total Liabilities	$169,333	$60,574
Stockholders’ Equity (Deficit)	$(106,716)	$16,852

We have not generated any revenues since inception (June 13, 2012) through January 31, 2015.

For the Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014

	Three Months Ended January 31,
	2015	2014

Operating revenues	$-	$-
Operating expenses:
General and administrative	17,956	22,028
Professional fees	33,303	23,225
Consulting fees – related party	30,000	-
Website design	14,856	-
Total Operating expenses	96,115	45,253
Loss from Operations	(96,115)	(45,253)
Other income	-	-
Provision for income tax	-	-
Net loss	$(96,115)	$(45,223)

Our operating expenses, for the three months ended January 31, 2015 increased $50,862 or 112% as compared to the same period in 2014.  During the three month period ended January 31, 2015, we recorded $14,856 for website development costs and a $30,000 consulting fee to the sole officer and director, who is also our majority shareholder pursuant to his employment contract, compared to no expenses for these items for the same period in 2014. Expenses, from professional, general and administrative fees, were $51,259 for the three months ended January 31, 2015 as compared to $45,253 for the same period in 2014. This increase was largely due to increased professional fees during the three month period ended January 31, 2015 of $10,078, which were offset by a decrease in general and administrative expenses of $4,072.

For the Six Months Ended January 31, 2015 Compared to the Six Months Ended January 31, 2014

	Six Months Ended January 31,
	2015	2014

Operating revenues	$-	$-
Operating expenses:
General and administrative	31,663	23,445
Professional fees	64,217	26,226
Consulting fees – related party	60,000	-
Website design	22,688	-
Total Operating expenses	178,568	49,670
Loss from Operations	(178,568)	(49,670)
Other income	-	900
Provision for income tax	-	-
Net loss	$(178,568)	$(48,770)

Our operating expenses, for the six months ended January 31, 2015 increased $128,898 or 260% as compared to the same period in 2014.  During the six month period ended January 31, 2015, we recorded $22,688 for website development costs and a $60,000 consulting fee to the sole officer and director, who is also our majority shareholder pursuant to his employment contract, compared to no expenses for these items for the same period in 2014. Expenses, from professional, general and administrative fees, were $95,880 for the six months ended January 31, 2015 as compared to $49,670 for the same period in 2014. This increase was largely due to increased general and administrative fees and professional fees during the six month period ended January 31, 2015 of $8,218 and $37,992 respectively.

The six month period ending January 31, 2014 was principally the start-up period for the Company.  Costs were lower due to less activities and cash flow was realized through the issuance of shares to fund the Company’s initial operations.  During the six month period ended January 31, 2015, we sought to increase the focus of the Company's activity and operations. We spent significant resources on finding and vetting a new oil and gas property, commenced development of a new website, and incurred increased professional and administrative expenses, thus increasing operating expenditures.  We expect operating expenses to continue to increase over the next 12 months as we expand our operations and development of our oil and gas property.

Liquidity and Capital Resources

Working Capital

	Six months Ended January 31, 2015	Six months Ended July 31, 2014

Current Assets	$1,318	$77,426
Current Liabilities	$169,333	$60,574
Working Capital (Deficiency)	$(168,015)	$16,852

Cash Flows

	Six months Ended January 31, 2015	Six months Ended January 31, 2014

Cash Flows used in Operating Activities	$(110,322)	$(53,488)
Cash Flows used in Investing Activities	$(61,299)	$-
Cash Flows provided by Financing Activities	$95,513	$52,014
Net decrease in Cash During Period	$(76,108)	$(1,474)

Cash Flow from Operating Activities

During the six month period ended January 31, 2015, cash used in operating activities was $110,322 compared to cash used in operating activities of $53,488 during the period ended January 31, 2014. The increase in cash used in operating activities was attributed to the increase in operating losses offset by increased operating liabilities owed and unpaid at January 31, 2015.  The Company had a net loss of $178,568 but this loss was offset by an increase in accounts payable and accrued compensation of $68,246.  Of these accounts payable, $28,246 was for trade accounts payable and accrued expenses and another $40,000 in compensation to our sole officer and director. For the six month period ended January 31, 2014, the company had a net loss of $48,770 and used cash to pay accounts payable and accrued compensation of $3,400 and 1,318, respectively.

Cash Flow from Investing Activities

During the six month period ended January 31, 2015 cash used in investing activities was $61,299 as compared to no investments for the same period in 2014.  During the period ended January 31, 2015, we spent $61,299 cash on our prior acquisition of certain oil and gas property on October 10, 2014.

Cash Flow from Financing Activities

During the six month period ended January 31, 2015, cash provided by financing activities was $95,513 compared to cash provided by financing activities of $52,014, for the same period in 2014.  The increase in 2015 is largely attributable to $55,000 in proceeds from the issuance of shares of common stock. Our sole officer and director advanced $40,218 during 2015, for operating expenses, compared to $52,014 advanced from related parties in the same period for 2014.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2014 and January 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On October 20, 2014, the Company entered into a Share Purchase Agreement with one non-US investor, pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended.  Pursuant to the purchase agreement, the investor purchased 312,500 shares of the Company's common stock for $100,000 (the "Purchase Price"), at a value of $0.32 per share.  However, the Company only received $55,000 of the Purchase Price, and therefore only issued 171,875 of the shares to the investor on December 3, 2014.

Unless otherwise noted, all of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act for sales not involving a public offering or Rule 506(b).  None of the securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

(10)	Material Contracts

10.4	Securities Purchase Agreement dated June 5, 2014 (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on June 13, 2014)

10.5	Purchase and Sale Agreement between the Company and Shalex Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 15, 2014)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32)	Section 1350 Certifications

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101	Interactive Data File

101*	Interactive Data File (Form 10-Q for the quarter ended October 31, 2014 furnished in XBRL).
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

FREEDOM PETROLEUM INC.
(Registrant)

Dated: March 23, 2015	/s/ Anton Lin
Anton Lin
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer and Financial and Accounting Officer)