Form 10-Q/A
period 2015-01-31
FREEDOM PETROLEUM INC.
filed 2015-03-25
CIK 1557798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amended Report”) that we filed on March 23, 2015 (the "Original Report") in order to make revisions to certain parts of Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Specifically, (i) certain typos that were contained in the Balance Sheet Data table within Results of Operations have been revised and corrected to match the information in our Balance Sheet; and (ii) we added a section of Critical Accounting Procedures.  This Amended Report speaks as of the date of the Original Report and may not reflect events occurring after the filing of the Original Report, nor does it modify or update the disclosures presented therein, except with regard to the modifications described in this Explanatory Note. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

FREEDOM PETROLEUM INC.

Form 10-Q

Part I	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Part II.	OTHER INFORMATION

Item 6.	Exhibits	10

Signatures		11

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

The following table provides selected financial data about our company as of January 31, 2015 and July 31, 2014.

Balance Sheet Data

	January 31, 2015	July 31, 2014

Cash	$-	$76,108
Total Assets	$62,617	$77,426
Total Liabilities	$169,333	$60,574
Stockholders’ Equity (Deficit)	$(106,716)	$16,852

We have not generated any revenues since inception (June 13, 2012) through January 31, 2015.

For the Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014

	Three Months Ended January 31,
	2015	2014

Operating revenues	$-	$-
Operating expenses:
General and administrative	17,956	22,028
Professional fees	33,303	23,225
Consulting fees – related party	30,000	-
Website design	14,856	-
Total Operating expenses	96,115	45,253
Loss from Operations	(96,115)	(45,253)
Other income	-	-
Provision for income tax	-	-
Net loss	$(96,115)	$(45,223)

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

Critical Accounting Policy and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended July 31, 2014, for disclosures regarding the Company's critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

PART II – OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

(10)	Material Contracts

10.4	Securities Purchase Agreement dated June 5, 2014 (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on June 13, 2014)

10.5	Purchase and Sale Agreement between the Company and Shalex Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 15, 2014)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32)	Section 1350 Certifications

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101	Interactive Data File (incorporated by reference to our Quarterly Report on Form 10-Q for quarter ended January 31, 2015, filed on March 23, 2015)
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

FREEDOM PETROLEUM INC.
(Registrant)

Dated: March 25, 2015	/s/ Anton Lin
Anton Lin
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer and Financial and Accounting Officer)