Form 10-Q
period 2015-04-30
FREEDOM PETROLEUM INC.
filed 2015-06-19
CIK 1557798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015
or
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

As of June 19, 2015, there were 55,453,852 shares of the issuer’s common stock, par value $0.0001, outstanding.

FREEDOM PETROLEUM INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEDOM PETROLEUM, INC.
BALANCE SHEETS

	April 30,	July 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$35,414	$76,108
Deposits	-	1,318
Total Current Assets	35,414	77,426

Total Assets	$35,414	$77,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	14,162	6,300
Due to related parties	61,067	54,274
Total Current Liabilities	75,229	60,574

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
53,469,477 and 52,828,852 shares issued and outstanding, respectively	5,347	5,283
Common stock subscriptions	185,000	150,000
Additional paid-in capital	500,451	295,515
Accumulated deficit	(730,613)	(433,946)
Total Stockholders’ Equity (Deficit)	(39,815)	16,852

Total Liabilities and Stockholders' Equity (Deficit)	$35,414	$77,426

The accompanying notes are an integral part of these financial statements

FREEDOM PETROLEUM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating Expenses	-	-	-	-

Income (Loss) Before Provision for Income Taxes	-	-	-	-

Provision for Income Taxes	-	-	-	-

Income (Loss) from Continued Operation	-	-	-	-

Loss from Discontinued Operation, Net of Tax Benefits	(118,099)	(238,512)	(296,667)	(287,282)

Net Loss	$(118,099)	$(238,512)	$(296,667)	$(287,282)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	53,469,477	52,671,549	53,254,047	52,354,200

The accompanying notes are an integral part of these financial statements

FREEDOM PETROLEUM, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Total
	Common Stock		Additional	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Paid in Capital	Subscription	Deficit	Equity (Deficit)

Balance, July 31, 2013 (Audited)	52,200,000	$5,220	$62,740	$-	$(78,510)	$(10,550)

Forgiveness of related party payable	-	-	12,740	-	-	12,740
Stock issued for debt	128,852	13	45,085	-	-	45,098
Stock issued for compensation	500,000	50	174,950	-	-	175,000
Common stock subscription received	-	-	-	150,000	-	150,000
Net loss for the year (audited)	-	-	-	-	(355,436)	(355,436)
Balance, July 31, 2014 (Audited)	52,828,852	5,283	295,515	150,000	(433,946)	16,852

Common stock issued for cash	640,625	64	204,936	(150,000)	-	55,000
Common stock subscription received	-	-	-	185,000	-	185,000
Net loss for the period (unaudited)	-	-	-	-	(296,667)	(296,667)
Balance, April 30, 2015 (Unaudited)	53,469,477	$5,347	$500,451	$185,000	$(730,613)	$(39,815)

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(296,667)	$(287,282)
Adjustments To Reconcile Net Loss To Net Cash Used in Operating Activities
Write down of oil and gas property	61,299	-
Stock-based compensation	-	175,000
Change in operating assets and liabilities:
Deposits	1,318	(1,318)
Accounts payable and accrued expenses	7,862	1,869
Accrued compensation	31,067	20,000
Net Cash Used in Discontinued Operations	(195,121)	(91,731)
Net Cash Used in Continued Operations	-	-
Net Cash Used in Operating Activities	(195,121)	(91,731)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of unproved oil and gas properties	(61,299)	-
Net Cash Used in Investing Activities	(61,299)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance received from related parties	49,807	91,281
Repayment to related parties	(74,081)	(1,084)
Proceeds from issuance of common stock	240,000	-
Net Cash Provided by Financing Activities	215,726	90,197

Net decrease in cash and cash equivalents	(40,694)	(1,534)

Cash and cash equivalents, beginning of the period	76,108	1,674

Cash and cash equivalents, end of the period	$35,414	$140

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of related party payable recorded as contributed capital	$-	$12,740
Common stock issued for related party debt	$-	$45,098

The accompanying notes are an integral part of these financial statements.

FREEDOM PETROLEUM, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2015
(UNAUDITED)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Freedom Petroleum, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 13, 2012. The Company originally intended to engage in the exploration and development of oil and gas properties. In April 2015, after reviewing the markets with investor appetite and management's duties to its shareholders, the Company determined to discontinue its oil and gas operation. Currently, the Company is exploring opportunities in the computer gaming and application industry. The Company’s fiscal year end is July 31.

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

The unaudited financial statement and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP).  These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations are not necessarily indicative of the results of the entire year.

Discontinued Operations
Operations of oil and gas are excluded from the Company’s Statements of Operations to present this business in discontinued operations.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $35,414 and $76,108 of cash at April 30, 2015 and July 31, 2014, respectively.

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

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Stock-based expenses totaled $0 and $175,000, for the nine months ended April 30, 2015 and 2014.

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

Basic and Diluted Earnings (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as at April 30, 2015 and 2014.

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

NOTE 3 – OIL AND NATURAL GAS PROPERTIES

On October 10, 2014, the Company entered into a Purchase and Sale Agreement with Shalex Corporation (“Shalex”) (the “Agreement”) whereby the Company purchased a one hundred percent (100%) undivided working interest and shall receive 87% Net Revenue Interest (NRI) in certain oil and gas interests (Crown Land) and properties arising from the oil and gas leases (the “Leases”), which together comprise a parcel of 2,304 hectares in the Bentley area of Alberta, Canada (the “Property”) and the Pre-Existing Well (the "Well").
During the nine months ended April 30, 2015, the Company capitalized $50,000 acquisition costs and $11,299 maintenance costs for this oil and gas properties. In April 2015, after reviewing the markets with investor appetite and management's duties to its shareholders, the Company determined that it is not the best time to move ahead with the type of oil exploration venture contemplated by the Agreement. Accordingly, on April 28, 2015, Shalex and the Company signed a letter agreeing to mutually terminate the Agreement. As a result, the Company wrote off the $61,299 oil and gas properties previously capitalized.

As at April 30, 2015 and July 31, 2014, the Company had oil and gas property costs of $0 and $0, respectively.

NOTE 4 – DISCONTINUED OPERATIONS

During the three and nine months ended April 30, 2015, the discontinued operations consists the followings:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

General and administrative	$10,806	$42,034	$42,469	$65,404
Professional fees	15,994	21,478	80,211	47,778
Consulting fees – related party	30,000	-	90,000	-
Stock-based compensation	-	175,000	-	175,000
Website design	-	-	22,688	-
Write down of oil & gas properties	61,299	-	61,299	-
	$118,099	$238,512	$296,667	$288,182

NOTE 5 – DUE TO RELATED PARTY

During the year ended July 31, 2014, the current sole director and officer, who is also a majority shareholder, advanced the Company $24,274 for operating expenses. During the nine months ended April 30, 2015, the director advanced another $49,807 to the Company for operating expenses. The loan is unsecured, non-interest bearing, and has no specific terms of repayment. During the nine months ended April 30, 2015, the full balance was repaid and no balance was included in amount due to related party as at April 30, 2015.

Pursuant to an employee agreement effective on March 1, 2014, the Company was obligated to pay $10,000 per month to the current sole officer and director for management service. During the year ended July 31, 2014, $20,000 was paid to this officer and $30,000 was included in amount due to related parties as at July 31, 2014. During the nine months ended April, 30, 2015, $58,933 was paid to the officer and $61,067 unpaid consulting fees were included in the amount due to related party.

As at April 30, 2015 and July 31, 2014, our sole officer and director was owed $61,067 and $54,274, respectively.

NOTE 6 – CAPITAL STOCK

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of April 30, 2015 and July 31, 2014.

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

On November 3, 2014, the Company issued 171,875 shares of common stock at a price of $0.32 per share for total cash proceeds of $55,000 to an unaffiliated investor pursuant to a Share Purchase Agreement dated October 20, 2014.

During the three months ended April 30, 2015, $185,000 was received and reported as common stock subscriptions.  On May 20, 2015, the Company entered into a Share Purchase Agreement with each of two non-US investors, pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended regarding such subscriptions.  Pursuant to the purchase agreements, the investors purchased an aggregate of 984,375 shares of the Company's common stock for $315,000 (the "Purchase Price"), at a value of $0.32 per share. $70,000 of these subscriptions however was received in May 2015.

There were 53,469,477 and 52,828,852 shares of common stock issued and outstanding as of April 30, 2015 and July 31, 2014, respectively.

NOTE 7 – INCOME TAXES

For the nine months ended April 30, 2015 and 2014, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward was approximately $730,613 at April 30, 2015 and will expire beginning in the year 2032.  Income taxes for the years ended July 31, 2012 through 2014 remain subject to examination.

The provision for Federal income tax consists of the following for the periods ended April 30, 2015 and 2014:

	2015	2014
Federal income tax benefit attributable to:
Current operations	$100,867	$97,676
Less: valuation allowance	(100,867)	(97,676)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of April 30, 2015 and July 31, 2014:

	April 30, 2015	July 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$248,408	$147,541
Less: valuation allowance	(248,408)	(147,541)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act, net operating loss carry-forwards of $730,613 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies as of January 31, 2015.

NOTE 9 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a capital deficiency of $39,815 and has incurred losses since inception resulting in an accumulated deficit of $730,613 as at April 30, 2015. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

On May 27, 2015, the Company issued 1,000,000 shares of common stock to its CEO as per the terms of his employment agreement.

During the three months ended April 30, 2015, $185,000 was received and reported as common stock subscriptions.  On May 20, 2015, the Company entered into a Share Purchase Agreement with each of two non-US investors, pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended regarding such subscriptions.  Pursuant to the purchase agreements, the investors purchased an aggregate of 984,375 shares of the Company's common stock for $315,000 (the "Purchase Price"), at a value of $0.32 per share. $70,000 of these subscriptions however was received in May 2015.

On April 8, 2015, the Company signed a non-binding letter of intent with Steampunk Wizards Ltd. (“Steampunk”) to acquire 100% interest of Steampunk. In May 2015, $84,861(Euro 75,000) was paid by the Company to Steampunk as deposit for the acquisition; however, a number of material conditions to close, including an audit of Steampunk and drafting and negotiating definitive acquisition agreements, must be satisfied and therefore the acquisition may never occur.

In May 2015, the Company's Board of Directors adopted and approved, and the holders of the majority of the common stock voting power adopted and approved by written consent, an amendment to the Company’s Articles of Incorporation to change the name of the Company to Steampunk Wizards, Inc. to expand the range of business operations that can be associated with our corporate name (the “Name Change") and to effect a 1:2.5 reverse stock split (the “Stock Split,” together with the Name Change, the “Corporate Actions”).  Following the proper notice provisions, the Corporate Actions are expected to take place on or about July 2, 2015.  Following such date, the Company’s common stock will trade under the symbol SPWZ.

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

Overview

Freedom Petroleum, Inc. (the “Company”), an exploration stage company, was incorporated in the State of Nevada on June 13, 2012. We originally intended to engage in the exploration and development of oil and gas properties. In April 2015, after reviewing the markets with investor appetite and management's duties to its shareholders, the Company determined to discontinue its oil and gas operation. Currently, the Company is exploring opportunities in the computer gaming and application industry.

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

Plan of Operation

We are a start-up, development-stage company and have not yet generated or realized any revenues from our business operations.

During the last period, the Company has been assessing the impact of the fall in oil prices on the sector, and considering the outlook for the sector.  On April 28, 2015, the Company and Shalex Corporation terminated their Purchase and Sale Agreement. Additionally, because of the downturn in the oil industry, the Company has been considering changing its business operations away from oil and gas. As part of this process, the Company is exploring opportunities in the computer gaming and application industry, although no definitive agreements have been signed and the Company may not pursue or complete any such opportunities.

On April 8, 2015, the Company signed a letter of intent with Steampunk Wizards Ltd. (“Steampunk”) to acquire 100% interest of Steampunk. In May 2015, $84,861(Euro 75,000) was paid by the Company to Steampunk as deposit was paid by the Company to Steampunk as deposit for the acquisition; however, a number of material conditions to close, including an audit of Steampunk and drafting and negotiating definitive acquisition agreements, must be satisfied and therefore the acquisition may never occur.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. As of April 30, 2015 and July 31, 2014, the Company had $35,414 and $76,108 in cash on hand, respectively.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services. We do not believe we have sufficient funds to operate our business for the next 12 months.

We have no assurance that future financing will be available to us on acceptable terms, or at all.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

If we are unable to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

We are currently dependent on our sole officer and director for providing the necessary capital to operate.  For the period ended April 30, 2015, our officer has advanced a total of $61,067, for operating expenses.

Results of Operations

The following summary of our results of operations, for the three months ended April 30, 2015 and 2014, should be read in conjunction with our audited financial statements for the year ended July 31, 2014, as included in our Form 10-K filed on October 29, 2014.

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

The following table provides selected financial data about our company as of April 30, 2015 and July 31, 2014.

Balance Sheet Data

	April 30, 2015	July 31, 2014

Cash	$35,414	$77,426
Total Assets	$35,414	$77,426
Total Liabilities	$75,229	$60,574
Stockholders’ Equity (Deficit)	$(39,815)	$16,852

We have not generated any revenues since inception (June 13, 2012) through April 30, 2015.

For the Three Months Ended April 30, 2015 Compared to the Three Months Ended April 30, 2014

During the nine months ended April 30, 2015, after reviewing the markets with investor appetite and management's duties to its shareholders, the Company determined that it is not the best time to move ahead with the type of oil exploration venture contemplated by the Agreement. Accordingly, on April 28, 2015, Shalex and the Company signed a letter agreeing to mutually terminate the Agreement. As a result, the Company wrote off the $61,299 oil and gas properties previously capitalized.

Our operating expenses for discontinued operations of oil and gas, for the three months ended April 30, 2015 decreased $120,413 or 50% as compared to the same period in 2014.  During the three month period ended April 30, 2015, we recorded a $30,000 consulting fee to the sole officer and director, who is also our majority shareholder pursuant to his employment contract, compared to no expenses for the same period in 2014. During the three month period ended April 30, 2014, we recorded $175,000 for stock-based compensation, for 500,000 shares issued to the sole officer and director, who is also our majority shareholder pursuant to his employment contract. Expenses, from professional, general and administrative fees, were $26,800 for the three months ended April 30, 2015 as compared to $63,512 for the same period in 2014. This decrease was largely due to decreased general and administrative fees and professional fees during the three month period ended April 30, 2015 of $31,228 and $5,484, respectively.

For the Nine Months Ended April 30, 2015 Compared to the Nine Months Ended April 30, 2014

During the nine months ended April 30, 2015, after reviewing the markets with investor appetite and management's duties to its shareholders, the Company determined that it is not the best time to move ahead with the type of oil exploration venture contemplated by the Agreement. Accordingly, on April 28, 2015, Shalex and the Company signed a letter agreeing to mutually terminate the Agreement. As a result, the Company wrote off the $61,299 oil and gas properties previously capitalized.

Our operating expenses for discontinued operations of oil and gas, for the nine months ended April 30, 2015 increased $8,485 or 3% as compared to the same period in 2014.  During the nine month period ended April 30, 2015, we recorded $22,688 for website development costs and a $90,000 consulting fee to the sole officer and director, who is also our majority shareholder pursuant to his employment contract, compared to no expenses for these items for the same period in 2014. Stock-based compensation was $0 for 2015 as compared to $175,000 for 2014. Expenses, from professional, general and administrative fees, were $122,680 for the nine months ended April 30, 2015 as compared to $113,182 for the same period in 2014. This increase was due to increased professional fees during the nine month period ended April 30, 2015 of $32,433, which were offset by a decrease in general and administrative expenses of $22,935.

The nine month period ending April 30, 2014 was principally the start-up period for the Company.  Costs were lower due to less activities and cash flow was realized through the issuance of shares to fund the Company’s initial operations.  During the nine month period ended April 30, 2015, we sought to increase the focus of the Company's activity and operations. We spent significant resources on  development of a new website, and incurred increased professional and administrative expenses, thus increasing operating expenditures.  We expect operating expenses to continue to increase over the next 12 months as we expand our operations.

Liquidity and Capital Resources

Working Capital

	April 30, 2015	July 31, 2014

Current Assets	$35,414	$77,426
Current Liabilities	$75,229	$60,574
Working Capital (Deficiency)	$(39,815)	$16,852

Cash Flows

	Nine Months Ended April 30,
	2015	2014

Cash Flows Used in Operating Activities	$(195,121)	$(91,731)
Cash Flows Used in Investing Activities	$(61,299)	$-
Cash Flows Provided by Financing Activities	$215,726	$90,197
Net Decrease in Cash During Period	$(40,694)	$(1,534)

Cash Flow from Operating Activities

During the nine month period ended April 30, 2015, cash used in discontinued operations of oil and gas was $195,121 compared to cash used in discontinued operations of $91,731 during the period ended April 30, 2014. The increase in cash used in discontinued operations of oil and gas was due to the decrease in non-cash expenses at April 30, 2015.The Company had a net loss of $296,667, but this loss was offset by a decrease in deposit of $1,318, an increase in accounts payable and accrued compensation of $38,929.  Of these accounts payable, $7,862 was for trade accounts payable and accrued expenses and another $31,067 in compensation to our sole officer and director. For the nine month period ended April 30, 2014, the company had a net loss of $287,282,but this loss was offset by stock-based compensation of $175,000 and an increase in deposits of $1,318 and used cash to pay accounts payable and accrued compensation of $1,869 and $20,000, respectively.

Cash Flow from Investing Activities

During the nine month period ended April 30, 2015 cash used in investing activities was $61,299 as compared to no investments for the same period in 2014.  During the period ended April 30, 2015, we spent the $61,299 on the acquisition of our oil and gas property.

Cash Flow from Financing Activities

During the nine month period ended April 30, 2015, cash provided by financing activities was $215,726 compared to cash provided by financing activities of $90,197, for the same period in 2014.  The increase in 2015 is largely attributable to $240,000 in proceeds from the issuance of shares of common stock. Our sole officer and director advanced $49,807 during 2015, for operating expenses, compared to $91,281 advanced from related parties in the same period for 2014. The Company repaid $74,081 loan to its sole officer and director during nine month period ended April 30, 2015, compare to $1,084 during nine month period ended April 30, 2014.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2014 and April 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

(10)	Material Contracts

10.4	Securities Purchase Agreement dated June 5, 2014 (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on June 13, 2014)

10.5	Purchase and Sale Agreement between the Company and Shalex Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 15, 2014)

10.6	Letter Agreement to terminate Purchase and Sale Agreement with Shalex Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 29, 2015).

10.7*	Form of Securities Purchase Agreement dated May 20, 2015

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32)	Section 1350 Certifications

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101	Interactive Data File

101*	Interactive Data File (Form 10-Q for the quarter ended April 30, 2015 furnished in XBRL).
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

FREEDOM PETROLEUM INC.
(Registrant)

Dated: June 19, 2015	/s/ Anton Lin
Anton Lin
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer and Financial and Accounting Officer)