Form 10-K
period 2015-07-31
Steampunk Wizards, Inc.
filed 2015-11-13
CIK 1557798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-184061

STEAMPUNK WIZARDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5440446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

West Wilshire Center, 9th Floor, West Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
(310) 582-5939

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2015, was $36,855,000 based on a $1.4625 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

27,392,005 as of November 12, 2015

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

All references in this Form 10-K to “Company”, “Steampunk”, “Steampunk Wizards,” “we,” “us” or “our” mean Steampunk Wizards, Inc., unless otherwise indicated.

Item 1. Business

Corporate Overview

Prior to the share exchange described below, we were an exploration stage company, incorporated in the State of Nevada on June 13, 2012, as a for-profit company, with a fiscal year end of July 31.  Our business office is located at 11620 Wilshire Blvd, Office 43, Suite 900, West Wilshire Center, West Los Angeles, CA 90025. Our telephone number is (310) 582-5939. Our website is www.steampunkwizards.com.

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

Current Business

On July 15, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”), Anton Lin, an individual, and the Company’s sole officer and director (“Lin”), being the owner of record of 11,451,541 common shares of the Company and the persons listed in Exhibit A thereof (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”). Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, on August 21, 2015, the Company issued 4,812,209 shares (the “New Shares”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the Shareholders (or their designees), and Lin caused 10,096,229 shares of the Company’s common stock that he owned (the “Lin Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively shall represent 55% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co.  As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. became a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing.  The Shareholders of Malta Co. own approximately 55% of our issued and outstanding common stock. There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

As used in this Annual Report on Form 10-K, all references to the “Combined Company” refer to Steampunk Wizards, Inc. (formerly known as Freedom Petroleum, Inc. until July 2, 2015) and its wholly owned subsidiary: Steampunk Wizards, Ltd.

Following the Share Exchange, we abandoned our prior business plan and we are now pursuing Malta Co.’s historical businesses and proposed businesses. Steampunk develops computer games, applications and merchandise, and already has one game, Bungee Mummy, which was launched in the end of August 2015.

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock and loans from a related party, as the sole source of funds for our future operations.

Malta Co. was incorporated in 2014 to acquire the intellectual property (IP) related to an unfinished game called “Tangled Tut.”  Making full use of the team’s experience and diverse talent set, the company built the first mobile game with 3D printable rewards embedded and the associated IP and server technology. As a result, we are well positioned to take advantage of one of the major trends in the Electronics Entertainment industry sector, namely the space where virtual and real worlds blur.

Through our wholly owned subsidiary, we are an independent games development and technology company specialized in developing enchanting games and gaming technology where the real and virtual worlds blur.  By providing 3D printable codes as in-game rewards, which allow gamers to print off merchandise they have earned through gameplay, we are bringing the gaming experience into the real world.

We have an in-house team of designers, developers, artists, programmers and marketeers that allow us to design and develop our own games through every stage from conception to publication. The Company has been growing recently and now has the capacity to produce and launch one or two major game franchises each year, along with four to six casual games.

Our Game

Our first game, a casual game called Bungee Mummy – Challenges, which was launched in late August this year, is a compendium of 4 mini games set in the Bungee Mummy Egyptian theme; it is a mobile game designed primarily for smartphones and tablets (supporting both Android and IOS). Bungee Mummy- King’s Escape is the larger game within the Bungee Mummy franchise, and it will be released later in 2015. King’s Escape is an Egyptian themed level-based mobile game (designed primarily for tablets and smartphones) that works on both Android and iOS.  The game has novel game play characteristics which could be described as a cross between Spiderman, Angry Birds and Cut the Rope in its gameplay. In it players swing and catapult themselves through levels while avoiding different obstacles, solving puzzles and killing their enemies along the way. Players access to numerous power-ups and a variety of techniques to help them through the different levels which take players from world to virtual world.

From launch to October 5, 2015, Bungee Mummy Challenges received 488 downloads on iOS with a 7-day retention rate of 22%.  During that period it received 1692 downloads on Android, with a 7-day retention rate of 25% 1.  No advertising was put behind the game, explaining the low download numbers.  Given the higher-than-expected 7-day retention rates, the Challenges game shows good potential.

The Industry

In 1996, the US gaming industry generated sales revenue of $2.6 billion. By 2013, that had grown tenfold to $21.53 billion in overall revenue.  150 million US citizens play video games and in 2013, five games were sold in every second of every day for the whole year- 160 million game sales in total. Between 2009 and 2012 the interactive entertainment software industry grew by nearly 10% each year 2.

Mobile Games

In 2010, “Other Delivery Formats” (i.e. non-computer game or video game formats) accounted for $7 billion in sales. Within three years that rose to $9 billion. As people continue to rely more on handheld devices, smartphones and tablets for their communication and entertainment needs, games designed for these devices are becoming an ever bigger feature of the industry. Around the world, 960 million people are playing games on smartphones or other mobile devices 3.

In 2014, online downloads overtook other forms of sales for the first time, taking up 52% of all sales. As well as advertising revenues there is a growing market for pay-to-play games, with 29% of frequent game players now paying to play online games. 35% of gamers use smartphones as one of their gaming platforms.

Revenue Sources Within the Industry

The way money is earned from games is changing. Advertising is the fastest-growing segment for revenues within the industry, with a CAGR of 10.8% currently 4.

Market Benefits

Companies in the industry employ 146,000 people across the United States. With an average salary of $94,747, that means over $4 billion is being generated in total national compensation 5.

Revenue Generation

There are a few different revenue channels for games development companies.  The first is charging players to download the game in the first place. Related to this, players can make in-game purchases which open new areas of the game or provide assistance to achieve certain objectives within the game. The second is advertising revenue. Advertisements can be placed within the game and each time a player is shown an advert we are paid a fee. If the player clicks on the advert, a larger fee is paid. And finally if the player then downloads the game being advertised by the third party in the advert, an even larger fee is paid.

1 http://www.gameanalytics.com
2 http://www.theesa.com/about-esa/industry-facts/
3 http://www.theesa.com/wp-content/uploads/2015/04/ESA-Essential-Facts-2015.pdf
4 http://www.pwc.com/gx/en/global-entertainment-media-outlook/segment-insights/video-games.jhtml
5 http://www.theesa.com/wp-content/uploads/2014/11/Games_Economy-11-4-14.pdf

Competition

The level of demand for computer games is currently much higher than the level of supply the industry is able to produce. Small and start-up companies with one or two successful games are able to attract large audiences and customer bases within a few years of commencing production. This is creating an increasingly frequent phenomenon of multi-billion-dollar valuations for relatively small games development companies.  For example, Supercell was founded in 2010.  In 2013 it was valued at over $3 billion.  Today it still only employs 150 people around the world in 5 offices.  The first three months of 2014 alone saw over $5 billion in mergers and acquisitions in the mobile developer and tech start-up sectors 5.  Some of our key competitors are Zynga, PopCap and Supercell.

There are also a few multi-national corporations that are the market leaders in the games development industry. They have large workforces producing numerous complex games each year, many of which are household names like Nintendo’s Mario franchise or Microsoft’s Minecraft.

The same opportunity that is enabling the rapid growth of the smaller independent companies is both an opportunity and a challenge for the larger companies like Microsoft, Sony and EA. Their challenge is finding enough high-quality IP, franchise ideas and skilled development teams to keep up with the growing global demand. One of the most common ways for them to do this is to buy the growth companies and incorporate their IP, franchises and teams. This has led to sector mergers and acquisitions of over $5 billion in a single three-month period.

Intellectual Property

Without adequate funding, we will not be able to trademark or acquire the intellectual property rights of our game names.

Property

The company has corporate headquarters at The West Wilshire Center, Wilshire Blvd., Suite 900, West Los Angeles, CA 90025.

Our subsidiary’s corporate office is located at Silver Dawn, Triq it-Tiben, Swieqi, Malta SWQ 3030.

Employees. As of November 5, 2015, we had 9 employees, 1 contractor and various consultants. None of our employees are represented by a labor organization and we consider our relationship with our employees to be good.

Legal Proceedings. We are currently not a party to any material legal or administrative proceedings and are not aware of any pending legal or administrative proceedings against us. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

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

5 http://venturebeat.com/2014/04/02/the-year-of-the-deal-game-industry-already-has-more-than-5b-in-mergers-and-acquisitions-in-2014/

Item 1A. Risk Factors

Risks Associated With Our Company.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised. We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds from financings or loans from shareholders or our management.

If we do not raise sufficient investment to meet operating costs, we will likely be unable to carry out our business. We may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near term operations and product development, we may require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We are an early stage company with a short operating history, which makes it difficult to evaluate our future prospects.  Malta Co. began operations in the fall of 2014 and is a pre-revenue, early stage entity and is subject to all of the risks inherent in a young business enterprise, such as, among other things, lack of market recognition and limited banking and financial relationships. As a result, we have little operating history to aid in assessing future prospects. We will encounter risks and difficulties as an early stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.  Our business model is based on offering games that are free to play. To date, only a small portion of our players pay for our products. We cannot assure that any of our efforts will be successful or result in the development or timely launch of additional products, or ultimately produce any material revenue.

Dependence on Key Existing and Future Personnel. Our success will depend, to a large degree, upon the efforts and abilities of our officers and key employees. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. In addition, as our business model is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require a strong background in our industry. We cannot assure that we will be able to successfully attract and retain key personnel.

Our business will suffer if we are unable to continue to develop successful games for mobile platforms, successfully monetize mobile games, or successfully forecast mobile launches and/or monetization.  Our business depends on developing and publishing mobile games that consumers will download and spend time and money playing. We cannot guarantee that we will continue to develop games that appeal to players or advertisers. We have the capacity to launch several games each year. New games that we introduce need to generate sufficient bookings and revenues to offset the associated development and marketing costs. We may encounter difficulty in integrating features on games developed for mobile platforms that a sufficient number of players will pay for or otherwise sufficiently monetizing mobile games. The success of our games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. If our games are not launched on time or do not meet consumer expectations, or they are not brought to market in a timely and effective manner, our ability to grow revenue and our financial performance will be negatively affected.

In addition to the market factors noted above, our ability to successfully develop games for mobile platforms and their ability to achieve commercial success will depend on our ability to:

•	effectively market mobile games to our existing web-based players, mobile players and new players without excess cost;
•	achieve viral organic growth;
•	adapt to changing player preferences;

•	adapt games quickly to make sure they are compatible with, and take advantage of feature sets for new releases of mobile phones and other devices;
•	expand and enhance games after their initial release;
•	anticipate and effectively respond to the growing number of players switching from web-based to mobile games, the changing mobile landscape and the interests of players on mobile platforms;
•	attract, retain and motivate talented game designers, product managers and engineers who have experience developing games for mobile platforms;
•	partner with mobile platforms and obtain featuring opportunities;
•	adapt game feature sets for limited bandwidth, processing power and screen size of typical mobile devices;
•	minimize launch delays and cost overruns on the development of new games;
•	effectively monetize the games;
•	maintain quality social game experience;
•	provide a compelling and optimal user experience through existing and developing third party technologies, including third party software and middleware utilized by our players;
•	release games compatible with an increasingly diverse set of mobile devices;
•	compete successfully against a large and growing number of existing market participants;
•	minimize and quickly resolve bugs or outages; and
•	acquire and successfully integrate high quality mobile game assets, personnel or companies.

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop successful mobile games and launch these games in accordance with our financial plan. If we do not succeed in doing so, our business will suffer.

We are also a relatively new entrant in the mobile game market and, as a result have a relatively short history in developing and launching mobile games. As a result of this we may have difficulty predicting the development schedule of a new game and forecasting bookings for a game. If launches are delayed and we are unable to monetize mobile games in the manner that we forecast our ability to grow revenue and our financial performance will be negatively impacted.

We must continue to launch, innovate and enhance games that players like and attract and retain a significant number of players in order to grow our revenue and sustain our competitive position.  We may launch subsequent worlds in the adventure puzzler game for Bungee Mummy, once Bungee Mummy is fully released, as well as possibly launching new games within our casual game Bungee Mummy Challenges, currently consisting of 4 mini games, in the same theme. However there is a risk that we may not launch these games or the other games according to schedule, that these games do not attract and retain a significant number of players or that these games will not monetize well. If we do not launch games on schedule or our games do not monetize well, our business, revenue and bookings will be negatively impacted.

We may not be able to compete effectively, which could cause our net sales and market share to decline.  The consumer electronics industry is highly competitive, and characterized by frequent introduction of new competitors, as well as increased competition from established companies expanding their product portfolio, aggressive price cutting and resulting downward pressure on gross margins and rapid consolidation of the market resulting in larger competitors. These competitors may have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. As a result, these competitors may be better equipped to influence consumer preferences or otherwise increase their market share by:

•	quickly adapting to changes in consumer preferences;
•	readily taking advantage of acquisition and other opportunities;

•	devoting greater resources to the marketing and sale of their products, including significant advertising, media placement and product endorsement;
•	adopting aggressive pricing policies; and
•	engaging in lengthy and costly intellectual property and other legal disputes.

Additionally, the industry in which we compete generally has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. If we are unable to protect our brand image and authenticity, while carefully balancing our growth, we may be unable to effectively compete with these new market entrants or new products. The inability to compete effectively against new and existing competitors could have an adverse effect on our net sales and results of operations, preventing us from achieving future growth.

Our business is intensely competitive. If we do not deliver on-trend products and services, or if consumers prefer our competitors’ products or services over our own, our operating results could suffer.  Competition in our industry is intense. Many new games are introduced in each major industry segment (mobile, web, and PC free-to-download), but only a relatively small number of on-trend titles account for a significant portion of total revenue in each segment. Our competitors range from large established companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the world. If our competitors develop and market more successful products or services, offer competitive products or services at lower price points or based on payment models perceived as offering a better value proposition, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue, margins, and profitability will decline.

If we fail to anticipate or successfully develop new games for new technologies, platforms and devices, the quality, timeliness and competitiveness of our games could suffer.  The games industry is characterized by rapid technological changes that can be difficult to anticipate. New technologies, including distribution platforms and gaming devices, such as consoles, connected TVs, or a combination of existing and new devices, may force us to adapt our current game development processes or adopt new processes. If consumers shift their time to platforms other than the mobile and social platforms where our games are currently distributed, the size of our audience could decline and our performance could be impacted. It may take significant time and resources to shift our focus to such technologies, platforms and devices, putting us at a competitive disadvantage. Alternatively, we may increase the resources employed in research and development to adapt to these new technologies, distribution platforms and devices, either to preserve our games or a game launch schedule or to keep up with our competition, which would increase our development expenses. We could also devote significant resources to developing games to work with such technologies, platforms or devices, and these new technologies, platforms or devices may not experience sustained, widespread consumer acceptance. The occurrence of any of these events could adversely affect the quality, timelines and competitiveness of our games, or cause us to incur significantly increased costs, which could harm our operation results.

To be successful, we must increasingly leverage the global connectivity and distribution of mobile platforms, making the success of our business dependent on this technology and our relationships with mobile platform providers, which in many cases have the unilateral ability to interpret their policies and terms and conditions for applications and developers.  Our social games increasingly leverage the global connectivity and distribution of mobile platforms including Apple’s App Store for iOS devices and the Google Play App Store for Android devices. Our games are distributed on these platforms and the virtual items we sell in our games are purchased using the payment processing systems of these platform providers. We are subject to the standard policies and terms of service of these third party platforms, which govern the promotion, distribution and operation of games on the platform and can be changed by the platform providers, in their sole discretion, at any time. Such changes may decrease the visibility or availability of our games, limit our distribution capabilities, prevent access to our existing games, reduce the amount of bookings and revenue we may recognize from in-game purchases, increase our costs to operate on these platforms or result in the exclusion or limitation of our games on such third party platforms. Any such changes could significantly harm our business in both the short-term and long-term.

If we violate, or a platform provider believes we have violated its terms of service, it could limit or discontinue our access to the platform, which would harm our business.  We also rely on the continued functionality of the Apple App Store and the Google Play App Store. If our players or potential players are not able to access our games through these platforms or encounter difficulties in doing so, we may lose players, resulting in decreased bookings and revenue. The level of service provided by these storefronts may also impact the purchase, usage and satisfaction with the virtual goods or currency purchased by our players, adversely affecting our business and profitability. Further, in the past these digital storefronts have experienced interruptions in service or issues with their in-app purchasing functionality. If these types of interruptions were to occur regularly or for a prolonged basis, or other similar issues arise that impact our ability to generate revenues from these storefronts, it could have a negative impact on our revenues and operating results.

If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile devices, particularly those running the Android operating system, our revenues and financial results could suffer.  We derive a significant portion of our revenues from the sale of virtual goods within our games for smartphones and tablets that run Apple’s iOS or Google’s Android operating system. Unlike the Apple ecosystem in which Apple controls both the device (iPhone, iPod Touch and iPad) and the storefront (Apple’s App Store), the Android ecosystem is highly fragmented since a large number of OEMs manufacture and sell Android-based devices that run a variety of versions of the Android operating system, and there are many Android-based storefronts in addition to the Google Play Store. For us to sell our games to the widest possible audience of Android users, we must port our games to a significant portion of the more than 1,000 Android-based devices that are commercially available, many of which have different technical requirements. Since the number of Android-based smartphones and tablets shipped worldwide is growing significantly, it is important that we maintain and enhance our porting capabilities, which could require us to invest considerable resources in this area. These additional costs could harm our business, operating results and financial condition. In addition, we must continue to increase the efficiency of our porting processes or it may take us longer to port games to an equivalent number of devices, which would negatively impact our margins. If we fail to maintain or enhance our porting capabilities, our revenues and financial results could suffer.

Claims that we violate a third party’s intellectual property rights may give rise to burdensome litigation, result in potential liability for damages or impede our development efforts.  We cannot assure you that our products or activities do not violate the patents or other intellectual property rights of third parties. Patent infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation could force us to do one or more of the following:

•	cease developing, manufacturing, or selling products that incorporate the challenged intellectual property;
•	obtain and pay for licenses from the holder of the infringed intellectual property right, which licenses may not be available on reasonable terms, or at all;
•	redesign or reengineer products;
•	change our business processes; and
•	pay substantial damages, court costs and attorneys’ fees, including potentially increased damages for any infringement or violation found to be willful.

In the event of an adverse determination in an intellectual property suit or proceeding, or our failure to license essential technology, our sales could be harmed and/or our costs could increase, which could harm our financial condition.

Our ability to acquire and maintain licenses to intellectual property, affects our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.  While most of the intellectual property we use is created by us, we have also or may acquire rights to proprietary intellectual property. Without adequate funding, we are currently not able to trademark or acquire the intellectual property rights of our game names. We have also obtained rights to use intellectual property through licenses and service agreements with third parties. We may build games on proprietary source code, such as Unity. Proprietary licenses typically limit our use of intellectual property to specific uses and for specific time periods. Competition for licenses for creative assets is intense. If we are unable to maintain these licenses or obtain additional licenses on reasonable economic terms or with significant commercial value, our revenue and profitability may be adversely impacted. Competition for these licenses may also increase the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs and adversely affect our profitability.

Many of our games are built on propriety source code, such as Unity. If we are unable to renew licenses to proprietary source code underlying our games, or the terms and conditions of these licenses change at the time of renewal our business, operations and revenue could be negatively impacted. We rely on third parties, including Unity, to maintain versions of their proprietary engines that allow us to ship our games on multiple platforms. If a third party from whom we license source code discontinues support for one or more of these platforms, our business could be negatively impacted.

Security breaches, computer viruses and computer hacking attacks could harm our business, reputation, brand and results of operations.  Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results.

In addition, some aspects of our games involve the storage and transmission of players’ personal information in our facilities and on our equipment, networks and corporate systems run by us or managed by third-parties including Facebook, Apple, Microsoft and Google. Security breaches of our systems or third-parties on whom we rely could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Our player data, corporate systems, third party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data, our players’ data or our advertiser’s data. Additionally, outside parties may attempt to fraudulently induce employees or players to disclose sensitive information in order to gain access to our players’ data or our advertiser’s data. We must continuously examine and modify our security controls and business policies to address the use of new devices and technologies enabling players to share data and communicate in new ways, and the increasing focus by our players and regulators on controlling and protecting user data.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure or perceived failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.

If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose players and advertisers, and we could suffer significant legal and financial exposure due to such events or in connection with remediation efforts, investigation costs or penalties, changed security and system protection measures. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

We must continue to spend significant resources to effectively manage our business and operations.  To effectively manage our business and operations, we will need to continue to focus on spending significant resources to improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	monitoring and updating our technology infrastructure to maintain high performance and minimize down time;
•	enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other; and
•	monitoring our internal controls to ensure timely and accurate reporting of all of our operations.

These enhancements and improvements will require capital expenditures and allocation of valuable management and employee resources.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls.  We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

As of July 31, 2015, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level, and that our internal control over financial reporting was not effective due to the existence of the material weaknesses as of the end of the period covered by this Report. We cannot assure you that we will not, in the future, identify additional areas requiring improvement in our internal control over financial reporting.  We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth.  If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

The value of our virtual goods is highly dependent on how we manage the economies in our games. If we fail to manage our game economies properly, our business may suffer.  Paying players purchase virtual goods in our games because of the perceived value of these goods which is dependent on the relative ease of securing an equivalent good via non-paid means within the game. The perceived value of these virtual goods can be impacted if one of our platform providers offers discounted local currency or other incentives to our players, or by various actions that we take in the games including offering discounts for virtual goods, giving away virtual goods in promotions or providing easier non-paid means to secure these goods. If we fail to manage our virtual economies properly, players may be less likely to purchase virtual goods and our business may suffer.

If we are able to develop new games that achieve success, it is possible that these games could divert players of our other games without growing our overall user base, which could harm operating results. Although it is important to our future success that we develop new games that become popular with players, it is possible that these games could cause players to reduce their playing time and purchase of virtual items in our existing games. We plan to cross-promote our new games in our other games, which could encourage players of existing games to divert some of their playing time and spend on existing games. If new games do not grow our player base or generate sufficient new bookings to offset any declines from our other games, our bookings and revenue could be adversely affected.

We derive a significant portion of our revenues from advertisements and offers that are incorporated into our free-to-play games through relationships with third parties. If we lose the ability to provide these advertisements and offers for any reason, or if any events occur that negatively impact the revenues we receive from these sources, it would negatively impact our operating results.  We derive revenues from our free-to-play games though in-app purchases, advertisements and offers. We incorporate advertisements and offers into our games by implementing third parties’ software development kits and we have direct relationships with third parties regarding advertising. We rely on these third parties to continue our advertising relationships and/or to provide us with a sufficient inventory of advertisements and offers to meet the demand of our user base. If direct advertising relationships change or we exhaust the available inventory of these third parties, it will negatively impact our revenues. If our relationship with any of these third parties terminates for any reason, or if the commercial terms of our relationships do not continue to be renewed on favorable terms, we would need to locate and implement other third-party solutions, which could negatively impact our revenues, at least in the short term. Furthermore, the revenues that we derive from advertisements and offers is subject to seasonality, as companies’ advertising budgets are generally highest during the fourth quarter and decline significantly in the first quarter of the following year, which negatively impacts our revenues in the first quarter (and conversely significantly increases our marketing expenses in the fourth quarter).

We have a history of net losses and our revenue, bookings and operating margins may decline. We also may incur substantial net losses in the future and may not achieve profitability.  The industry in which we operate is highly competitive and rapidly changing, and relies heavily on successful new product launches and compelling content, products and services. As such, if we fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue, bookings and audience numbers may decline, and our operating results will suffer. We have incurred significant losses since inception, including a net loss of $1,019,346 in the year ended July 31, 2015. As at July 31, 2015, we had an accumulated deficit of $1,453,292. We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock and loans from a related party, as the sole source of funds for our future operations.

In addition, we believe that our operating margin will continue to experience downward pressure as a result of increasing competition. We expect to continue to expend substantial financial and other resources on game development, including mobile games, our technology stack, game engines, game technology and tools, the expansion of our network and international expansion. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully and enhance our franchise games so that these games continue to monetize successfully. In addition, weak economic conditions or other factors could cause our business to further contract, requiring us to implement significant additional cost cutting measures, including a decrease in research and development, which could harm our long-term prospects.

If our revenues do not increase to offset these additional expenses, if we experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, we will continue to incur losses and will not become profitable on a sustained basis. If we are unable to significantly increase our revenues or reduce our expenses, it will continue to negatively affect our operating results and our ability to achieve and sustain profitability.

We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.  The numbers of our daily active users (“DAUs”), monthly active users (“MAUs”) monthly unique payers (“MUPs”), monthly unique users (“MUUs”) and average bookings per daily users (“ABPU”) are calculated using metrics tracked by our internal analytics systems based on tracking activity of user accounts. The analytics systems and the resulting data have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across our user base and factors relating to user activity and systems may impact these numbers.

As we transition our business to focus on mobile products, there is more likelihood of having difficulty calculating these metrics.

Our advertisers and investors rely on our key metrics as a representation of our performance. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. If we determine that we can no longer calculate any of our key metrics with a sufficient degree of accuracy, and we cannot find an adequate replacement for the metric, our business or revenue may be harmed. In addition, if advertisers, platform partners or investors do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business and operating results.

If the use of mobile devices as game platforms and the proliferation of mobile devices generally do not increase, our business could be adversely affected.  We have shifted our business to focus on mobile first games over the last year. The number of people using mobile Internet-enabled devices has increased dramatically in the past few years and we expect that this trend will continue. However, the mobile market, particularly the market for mobile games is still emerging and it may not grow as we anticipate. Our future success is substantially dependent upon the continued growth of the market for mobile games. The mobile market may not continue to grow at historic rates and consumers may not continue to use mobile-Internet enabled devices as a platform for games. In addition, we do not currently offer our games on all mobile devices. The devices our games work on depend on the technical requirements of the specific game (e.g. processor power, graphics capabilities etc.). Bungee Mummy- King’s Escape for example only works on more modern and higher-end devices and hence we restrict the ability to download and play the game to devices we know are suitable. If the mobile devices on which our games are available decline in popularity we could experience a decline in bookings and revenue. Any decline in the growth of the mobile market or in the use of mobile devices for games could harm our business.

Programming errors or flaws in our games could harm our reputation or decrease market acceptance of our games, which would harm our operating results.  Our games may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new games and rapidly release new features to existing games under tight time constraints. We believe that if our players have a negative experience with our games, they may be less inclined to continue or resume playing our games or recommend our games to other potential players. Undetected programming errors, game vulnerabilities that may be exploited by cheating programs and other forms of misappropriation, game defects and data corruption can disrupt our operations, adversely affect the game experience of our players by allowing players to gain unfair advantage, misappropriate virtual goods, harm our reputation, cause our players to stop playing our games, divert our resources and delay market acceptance of our games, any of which could result in legal liability to us or harm our operating results.

Risks Associated with Government and Regulation

Evolving regulations, industry standards and practices by platform providers concerning data privacy could prevent us from providing our games to our players, or require us to modify our games, thereby harming our business.  The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms are under increased public scrutiny, and civil claims alleging liability for the breach of data privacy have been asserted against us. The U.S. government, including the Federal Trade Commission, the Department of Commerce, U.S. Congress, and various State Attorneys General are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act requires companies to obtain parental consent before collecting personal information from children under the age of 13. In addition, the European Union has proposed reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. For example, in February 2012, the California Attorney General announced a deal with Amazon, Apple, Google, Hewlett-Packard, Microsoft and Research in Motion to strengthen privacy protection for users that download third-party apps to smartphones and tablet devices. Additionally, in January 2014, the Federal Trade Commission announced a settlement with Apple related to in in-app purchases made by minors.

Our subsidiary began operations in 2014. While our administrative and technical systems have developed rapidly, there may be unasserted claims arising from this period that we are not able to anticipate. In addition, our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, games, features or our privacy policies. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our players share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices or the requirements of platform providers regarding the use or disclosure of data our players choose to share with us, age verification, underage players or the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our game features and advertising practices, possibly in a material manner, and may limit our ability to use the data that our players share with us.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, data protection, consumer protection and protection of minors and our actual or perceived failure to comply with such obligations could harm our business.  We receive, store and process personal information and other player data, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other player data on the Internet and mobile platforms, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that new laws, policies, legal obligations or industry codes of conduct may be passed, or existing laws, policies, legal obligations or industry codes of conduct may be interpreted in such a way that could prevent us from being able to offer services to citizens of a certain jurisdiction or may make it more costly or difficult for us to do so. For example, if a country enacted legislation that required data of their citizens gathered by online services to be held within the country, we may not be able to comply with such legislation or compliance could be so difficult or costly that we chose not to stop offering services to citizens of that country. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to players or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our players to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as players, vendors or developers, violate applicable laws or our policies, such violations may also put our players’ information at risk and could in turn have an adverse effect on our business.

In this area many states have passed laws requiring notification to players when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Moreover, in the areas of privacy, information security, data protection, consumer protection and protection of minors, foreign laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to data protection, and have imposed legal obligations on companies in this regard. Any failure on our part to comply with laws in these areas hacker may subject us to significant liabilities.

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.  We are subject to a variety of laws in the United States and abroad, including state and Federal laws regarding consumer protection, electronic marketing, protection of minors, data protection, competition, taxation, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. There is a risk that these laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. Heightened regulation could increase the cost of running our games, make our games more difficult to access, decrease our user base or otherwise harm our business, bookings or revenue.

It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, labeling of free-to-play games, regulation of currency and banking institutions unclaimed property and money transmission may be interpreted to cover our games and the virtual currency, goods or payments that we receive. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of social game services and impair our business. In addition, some concern has been expressed in Europe and in certain countries that social gaming should be regulated to protect consumers, in particular minors and persons susceptible to addiction to social games. This concern could lead to the adoption of legislation or regulations that may impose additional burdens upon us, prohibit the offering of our games to certain users or territories, increase our costs or require changes to our games.

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

Item 2. Properties

Our principal place of business and corporate offices are located at 11620 Wilshire Blvd, Office 43, Suite 900, West Wilshire Center, West Los Angeles, CA 90025 and our telephone number is (310) 582-5939. We entered into a lease on 18th June, 2015 to rent this space for a monthly rental of $1,610.00.

Our subsidiary’s office is located in Silver Dawn, Triq it-Tiben, Swieqi, Malta SWQ 3030; for which they pay around $1,350 (€1,200 exactly) monthly rent.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our company's common stock is quoted on the OTC QB under the symbol "SPWZ". Our stock did not begin trading until March 15, 2013.

The following table sets forth the quarterly high and low bid prices for the common stock from for the past two fiscal years.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low

Quarter ended October 31, 2013	$0.10	$0.10
Quarter ended January 31, 2014	$0.70	$0.10
Quarter ended April 30, 2014	$0.50	$0.40
Quarter ended July 31, 2014	$0.40	$0.15
Quarter ended October 31, 2014	$2.50	$0.38
Quarter ended January 31, 2015	$1.46	$1.46
Quarter ended April 30, 2015	$1.88	$0.63
Quarter ended July 31, 2015	$1.5	$0.25

On November 2, 2015, the closing bid price of the common stock was $0.75.

Holders

As of November 5, 2015, there were 15 stockholders of record and an aggregate of 27,392,005 shares of our common stock were issued and outstanding.   Our common shares are issued in registered form.  The transfer agent of our company's common stock is Action Stock Transfer Corporation at 2469 E Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

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

Recent Sales of Unregistered Securities

Information on any and all equity securities we have sold during the period covered by this Report  that were not registered under the Securities Act of 1933, as amended is set forth below.  All of the transactions listed below were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act or Rule 506(b) of Regulation D promulgated thereunder, for sales not involving a public offering, unless otherwise noted.  The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As more fully described above, in connection with the Exchange Agreement, we issued a total of 4,812,209 shares of our common stock to Malta Co.’s shareholders in August 2015.

On July 15, 2015, we entered into a share purchase agreement with one non-US investor, pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended (“Regulation S”).  Pursuant to the purchase agreement, the investor purchased 141,176 shares of our common stock for $75,000, at a value of $0.53 per share.

On May 27, 2015, we entered into a share purchase agreement with one non-US investor, pursuant to Regulation S.  Pursuant to the purchase agreement, the investor purchased 87,500 shares of our common stock for $70,000, at a value of $0.80 per share.

On May 27, 2015, the Company granted Mr. Anton Lin 400,000 common shares for his service with a value of $625,000.

On May 27, 2015, we entered into a share purchase agreement with one non-US investor, pursuant to Regulation S.  Pursuant to the purchase agreement, the investor purchased 325,000 shares of our common stock for $260,000, at a value of $0.80 per share.

On November 3, 2014, we entered into a share purchase agreement with one non-US investor, pursuant to Regulation S. Pursuant to the purchase agreement, the investor purchased 68,750 shares of our common stock for $55,000, at a value of $0.80 per share.

On October 31, 2014, we issued 187,500 shares of common stock at a price of approximately $0.80 per share for total cash proceeds of $150,000 that we received prior to the year ended of July 31, 2014, but failed to physically issue at such time.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2015.

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

Overview

Prior to the Share Exchange (as defined hereafter), we were an exploration stage company under the name of Freedom Petroleum Inc. (changed to Steampunk Wizards, Inc., effective on July 2, 2015) that originally intended to engage in the exploration and development of oil and gas properties. In April 2015, after reviewing the markets with investor appetite and management's duties to its shareholders, the Company determined to discontinue its oil and gas operation. We then began exploring opportunities in the computer gaming and application industry.

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock and loans from a related party, as the sole source of funds for our future operations.

On July 15, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”), Anton Lin, an individual, and the Company’s sole officer and director (“Lin”), and the persons listed in Exhibit A thereof (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”). Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, the Company issued 4,812,209 shares (the “New Shares”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the Shareholders (or their designees), and Lin caused 10,096,229 shares of the Company’s common stock that he owned (the “Lin Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively represented 55% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co.  As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. became our wholly owned subsidiary (the “Subsidiary”) and there was a change of control of the Company.

Following the Share Exchange, we have abandoned our prior business plan and we are now pursuing Malta Co.’s historical businesses and proposed businesses.

Malta Co. was incorporated in 2014 to acquire the IP related to an unfinished game called “Tangled Tut.” Making full use of the team’s experience and diverse talent set, Malta Co. built the first mobile game with 3D printable rewards embedded and the associated IP and server technology. As a result, we are well positioned to take advantage of one of the major trends in the Electronics Entertainment industry sector, namely the space where virtual and real worlds blur.

Malta Co. is a games development and technology company specialized in developing enchanting games and gaming technology where the real and virtual worlds blur. By providing 3D printable codes as in-game rewards, which allow gamers to print off merchandise they have earned through gameplay, we are bringing the gaming experience into the real world. Malta Co. has an in-house team of designers, developers, artists, programmers and marketeers that allow it to design and develop its own games through every stage from conception to publication. The company has been growing recently and now has the capacity to produce and launch one or two major game franchises each year, along with four to six casual games. The first game, a casual game called Bungee Mummy: Challenges, is a compendium of 4 mini games set in the Bungee Mummy Egyptian theme and launched in early August 2015; it is a mobile game designed primarily for smartphones and tablets (supporting both Android and IOS). Thereafter, we will launch our first major game, Bungee Mummy: Kings Escape that will be launched on Android, iOS and PC (Via Steam); Bungee Mummy: Kings Escape is a level-based adventure-puzzler with an Egyptian theme.

Plan of Operations

The Company intends to further commercialize the Bungee Mummy IP through the launch of subsequent worlds in the adventure puzzler game as well as launching further mini games in the casual game, currently consisting of 4 mini games, in the same theme.

Meanwhile, after the launch of Bungee Mummy, the Company is proactively looking for further acquisition or merger targets within the wider gaming industry.  At the same time it is continuing to look at ways to further develop and monetize the Bungee Mummy franchise.  The Company is also considering options for the development of new franchises, and funding requirements for these.

The quality of the work delivered to date by our team has led to an inflow of projects and requests. While our design and development teams focus on building our next games, we are also considering expansion plans to meet demand. We have identified a few companies as potential acquisition targets that will allow us to expand horizontally within the industry through additional IP for other games, greater publishing reach, and possibly film-making capacity, however, as of the date of this Report, we have not entered into any definitive agreements with any such companies. This is all part of our plan to remain at the forefront of the games industry’s continued expansion.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the launching of our games and market or wider economic downturns. We do not believe we have sufficient funds to operate our business for the next 12 months.

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

Results of Operations

Our financial statements included in this Annual Report (prior to the closing of our acquisition of Malta Co.) have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, but we cannot guarantee that we will be able to achieve same.

We have generated no revenues and have incurred $1,453,292 in expenses since inception through July 31, 2015.

The following table provides selected financial data about our company for the year ended July 31, 2015 and the year ended July 31, 2014.

Balance Sheet Date	As at July 31, 2015	As at July 31, 2014

Cash	$1,471	$76,108
Total Assets	$182,511	$77,426
Total Liabilities	$100,005	$60,574
Stockholders’ Equity	$82,506	$16,852

Liquidity and Capital Resources

Working Capital

	As at July 31, 2015	As at July 31, 2014	Change

Current Assets	$182,511	$77,426	$105,085
Current Liabilities	100,005	60,574	39,431
Working Capital	$82,506	$16,852	$65,654

Cash Flows

	Year Ended July 31,
	2015	2014

Cash Flows used in Operating Activities	$(225,734)	$(151,854)
Cash Flows used in Investing Activities	$(226,029)	-
Cash Flows from Financing Activities	$377,126	$226,288
Net Increase (decrease) in Cash During Period	$(74,637)	$74,434

As at July 31, 2015, the Company’s cash balance was $1,471 compared to $76,108 as at July 31, 2014 and our total assets at July 31, 2015 were $182,511 compared with $77,426 as at July 31, 2014. The increase in assets of $105,085, is primarily attributable to the increase in deposits of $179,722 less the reduction in cash of $74,637.  The deposit increase was primarily from the an advance paid to Steampunk Wizards Ltd (Malto Co.) of EUR145,000 ($164,730).

As at July 31, 2015, the Company had total liabilities of $100,005 compared with total liabilities of $60,574 as at July 31, 2014. The increase in total liabilities of $39,431, was primarily attributed to an increase in related party debt, of $37,126, from a director of the Company.

As at July 31, 2015, the Company had working capital of $82,506 compared with working capital of $16,852 as at July 31, 2014. The increase in working capital of $65,654 was primarily attributed the increase in deposits and reduced by the increase in current liabilities, primarily from the increase in debt to a director.

Cash Flow from Operating Activities

During the year ended July 31, 2015, the Company used $225,734 in cash from operating activities compared to cash used by operating activities of $151,854 during the period ended July 31, 2014. During the year ended June 30, 2015, we incurred a net loss of $1,019,346 of which $928,917 was from discontinued operations during the year. We had $686,299 from non-cash expenses, of which $61,299 was from the write-down of our discontinued oil and gas property and $625,000 in stock-based compensation expenses, and we generated cash flow of the $107,313 from the net increase in current liabilities and a decrease in our current assets. By comparison, during the year ended July 31, 2014, we incurred a net loss of $355,436, all from discontinued operations, of which $175,000 arose from non-cash stock-based compensation expenses, and we generated cash flow of $28,582 in a net increase in our current liabilities and decrease in our current assets.

Cash Flow from Investing Activities

During the year ended July 31, 2015, the Company used $226,029 cash for investing activities compared to cash used in investing activities of $Nil during the period ended July 31, 2014.  During the year ended June 30, 2015, we used cash of $61,299 for our discontinued oil and gas property and paid a cash deposit of $164,730 for the Steampunk Wizard Ltd. acquisition.

Cash Flow from Financing Activities

During the year ended July 31, 2015, the Company received $377,126 in cash from financing activities primarily from proceeds of $460,000, from the issuance of common shares, which was reduced by net repayments to a director of $82,874, compared to cash provided by financing activities of $226,288 for the year ended July 31, 2014, primarily from net proceeds from a director of $76,288 and from a common share subscription of $150,000.

Our director has verbally agreed to advance funds, on an as-needed basis, to assist in our start-up operations, and to continue limited operations if sufficient funds are not raised from other sources. The director both proposed the verbal commitment to loan in order to ensure that the Company would be able to continue its operations in the event sufficient funds are not raised.  While he has agreed to advance the funds, the agreement is verbal.  Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable.  As at July 31, 2015, $91,400 was owed to Mr. Lin by the Company.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $1,471 and $76,108 of cash at July 31, 2015 and 2014, respectively.

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

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Stock-based expenses totaled $625,000 and $175,000, for the years ended July 31, 2015 and 2014, respectively.

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

Basic and Diluted Earnings (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

STEAMPUNK WIZARDS, INC.

FINANCIAL STATEMENTS

JULY 31, 2015 AND 2014

Green & Company, CPAs A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Freedom Petroleum, Inc.

We have audited the accompanying balance sheet of Freedom Petroleum, Inc. as of July 31, 2015, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended July 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The July 31, 2014 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion, with a going concern explanatory paragraph, on October 29, 2014.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Petroleum, Inc. as of July 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs
Temple Terrace, Florida
November 5, 2015

10320 N 56th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

2348 Sunset Point Rd. Suite.B Clearwater, FL 33765 Telephone: 727.444.0931 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Freedom Petroleum, Inc.

We have audited the accompanying balance sheet of Freedom Petroleum, Inc. as of July 31, 2014, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Petroleum, Inc. as of  July 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
October 29, 2014

AICPA Member

STEAMPUNK WIZARDS, INC.
(fka FREEDOM PETROLEUM, INC.)
BALANCE SHEETS

	July 31,	July 31,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$1,471	$76,108
Deposits	181,040	1,318
Total Current Assets	182,511	77,426

Total Assets	$182,511	$77,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$8,605	$6,300
Due to related party	91,400	54,274
Total Current Liabilities	100,005	60,574

Stockholders’ Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
27,153,676 and 21,131,541 shares issued and outstanding, respectively	2,715	2,113
Common stock subscriptions	-	150,000
Additional paid-in capital	1,533,083	298,685
Accumulated deficit	(1,453,292)	(433,946)
Total Stockholders’ Equity	82,506	16,852

Total Liabilities and Stockholders' Equity	$182,511	$77,426

The accompanying notes are an integral part of these financial statements

STEAMPUNK WIZARDS, INC.
(fka FREEDOM PETROLEUM, INC.)
STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2015	2014

Revenues	$-	$-

Operating Expenses
General and administrative	18,039	-
Consulting fees – related party	30,000	-
Professional fees	42,390	-
Total Operating Expenses	90,429	-

Loss Before Provision for Income Taxes	(90,429)	-

Provision for Income Taxes	-	-

Loss from Continued Operation	(90,429)	-

Loss from Discontinued Operation, Net of Tax Benefits	(928,917)	(355,436)

Net Loss	$(1,019,346)	$(355,436)

Loss from Continued Operation Per Share: Basic and Diluted	$(0.01)	$(0.00)
Loss from Discontinued Operation Per Share: Basic and Diluted	$(0.04)	$(0.02)
Net Loss Per Share: Basic and Diluted	$(0.05)	$(0.02)
Weighted Average Number of Shares Outstanding: Basic and Diluted	21,724,061	20,989,536

The accompanying notes are an integral part of these financial statements

STEAMPUNK WIZARDS, INC.
(fka FREEDOM PETROLEUM, INC.)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JULY 31, 2015 AND 2014

			Additional			Total
	Common Stock		Paid in	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscription	Deficit	Equity

Balance, July 31, 2013	20,880,000	$2,088	$65,872	$-	$(78,510)	$(10,550)
Forgiveness of related party payable	-	-	12,740	-	-	12,740
Common stock issued for debt	51,541	5	45,093	-	-	45,098
Common stock issued for compensation	200,000	20	174,980	-	-	175,000
Common stock subscription received	-	-	-	150,000	-	150,000
Net loss for the period	-	-	-	-	(355,436)	(355,436)
Balance, July 31, 2014	21,131,541	2,113	298,685	150,000	(433,946)	16,852
Common stock issued for cash	809,926	81	609,919	(150,000)	-	460,000
Common stock issued for compensation	400,000	40	624,960	-	-	625,000
Common stock issued as prepayment	4,812,209	481	(481)	-	-	-
Net loss for the period	-	-	-	-	(1,019,346)	(1,019,346)
Balance, July 31, 2015	27,153,676	$2,715	$1,533,083	$-	$(1,453,292)	$82,506

* The Company’s common stock was retroactively adjusted to give effect to 1:2.5 reverse stock split on July 2, 2015.

The accompanying notes are an integral part of these financial statements.

STEAMPUNK WIZARDS, INC.
(fka FREEDOM PETROLEUM, INC.)
STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,019,346)	$(355,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Write down of oil and gas property	61,299	-
Stock-based compensation	625,000	175,000
Change in operating assets and liabilities:
Deposits	(14,992)	(1,318)
Accounts payable and accrued expenses	2,305	(100)
Accrued compensation	120,000	30,000
Net Cash Used in Operating Activities	(225,734)	(151,854)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of unproved oil and gas properties	(61,299)	-
Deposit for acquisition of Steampunk Wizards Ltd. (Malta)	(164,730)	-
Net Cash Used in Investing Activities	(226,029)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance received from related party	77,570	114,471
Common stock subscription received	-	150,000
Repayment to related party	(160,444)	(38,183)
Proceeds from issuance of common stock	460,000	-
Net Cash Provided by Financing Activities	377,126	226,288

Net increase (decrease) in cash and cash equivalents	(74,637)	74,434

Cash and cash equivalents, beginning of the period	76,108	1,674

Cash and cash equivalents, end of the period	$1,471	$76,108

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of related party payable recorded as contributed capital	$-	$12,740
Common stock issued for related party debt	$-	$45,098

The accompanying notes are an integral part of these financial statements.

STEAMPUNK WIZARDS, INC.
(fka FREEDOM PETROLEUM, INC.)
NOTES TO AUDITED FINANCIAL STATEMENTS
JULY 31, 2015 AND 2014

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Steampunk Wizards Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. as Freedom Petroleum, Inc. on June 13, 2012. In May 2015, the Company changed its name to Steampunk Wizards Inc. and changed its trading symbol to SPWZ. The Company’s fiscal year end is July 31.

The Company originally intended to engage in the exploration and development of oil and gas properties. In April, 2015, after reviewing the markets with investor appetite and management's duties to its shareholders, the Company determined that it is not the best time to move ahead with the type of oil exploration venture contemplated by the Agreement with Shalex Corporation (“Shalex”). Accordingly, on April 28, 2015, Shalex and the Company signed a letter agreeing to mutually terminate the Agreement. As a result, the Company wrote off the $61,299 oil and gas properties previously capitalized.

In May 2015, the Company approved a 1:2.5 reverse stock split. The reverse stock split became effective on July 2, 2015. The Company’s common stock was retroactively adjusted to give effect to 1:2.5 reverse stock split.

Currently, the Company is exploring opportunities in the computer gaming and application industry.

On July 16, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”), the Company’s sole officer and director (the “Officer”), being the owner of record of 11,451,541 common shares of the Company and the persons (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”) on July 15, 2015. Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, the Company will issue 4,812,209 shares (the “New Shares”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the Shareholders (or their designees), and the Officer will cause 10,096,229 shares of the Company’s common stock that he owns (the “Officer Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively shall represent 55% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co.  As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. will become a wholly owned subsidiary (the “Subsidiary”) of the Company and there will be a change of control of the Company following the closing.  There were no warrants, options or other equity instruments issued in connection with the Exchange Agreement.

As at July 31, 2015, the Company paid cash of EUR145,000 ($164,730) and issued 4,812,209 common shares, and an officer contributed 10,096,229 common shares to Malta Co. as a deposit for the acquisition.

The acquisition was closed on August 21, 2015.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $1,471 and $76,108 of cash at July 31, 2015 and 2014, respectively.

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

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of ASC 718, “Compensation – Stock Compensation,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. Stock-based expenses totaled $625,000 and $175,000, which were included as expenses of discontinued operation, for the years ended July 31, 2015 and 2014, respectively.

The Company follows ASC 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  There has been no stock-based compensation issued to non-employees.

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

Basic and Diluted Earnings (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2015 and 2014.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – DUE TO RELATED PARTY

During the year ended July 31, 2014, the current sole director and officer, who is also a majority shareholder, advanced the Company $24,274 for operating expenses. During the year ended July 31, 2015, the director advanced another $77,570, to the Company for operating expenses. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

In addition, pursuant to an employee agreement effective on March 1, 2014, the Company was obligated to pay $10,000 per month to the current sole officer and director for management service.

During the year ended July 31, 2015 and 2014, $160,444 and $20,000 was paid to this officer, respectively.

As at July 31, 2015 and 2014, our sole officer and director was owed $91,400 and $54,274, respectively.

NOTE 4 – CAPITAL STOCK

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of July 31, 2015 and 2014.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

In 2015 May, the Company approved a 1:2.5 reverse stock split, effective for shareholders of record on July 2, 2015. The Company’s common stock was retroactively adjusted to give effect to 1:2.5 reverse stock split:

Year ended July 31, 2014

On January 31, 2014, the Company issued to the sole officer and director, who is also a majority stockholder, 51,541 shares of common stock for debt cancellation of $45,098.

On March 1, 2014, the Company issued to the sole officer and director, who is also a majority stockholder, 200,000 shares of common stock for compensation of $175,000, pursuant to an employee agreement.

Year ended July 31, 2015

During the year ended July 31, 2015, the Company issued 809,926 shares of common stock to unaffiliated investors for cash proceeds of $610,000, of which $150,000 was received prior to the year ended of July 31, 2014.

On May 27, 2015, the Company issued to the sole officer and director, who is also a majority stockholder, 400,000 shares of common stock for compensation of $625,000, pursuant to an employee agreement.

On July 14, 2015, pursuant to the Exchange Agreement with Malta Co., the Company issued 4,812,209 shares of common stock to Malta Co. as deposit towards the acquisition.

There were 27,153,676 and 21,131,541 shares of common stock issued and outstanding as of July 31, 2015 and 2014, respectively.

Additional Paid in Capital

During the year ended July 31, 2014, related parties forgave loans of $12,740 which was recorded as additional paid in capital.

NOTE 5 – INCOME TAXES

For the year ended July 31, 2015 and 2014, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward from business activities of computer gaming and application has been fully reserved. The deferred tax asset generated by the loss carry-forward from business activities of oil exploration venture was considered un-utilizable. The cumulative net operating loss carry-forward was approximately $1,453,292 at July 31, 2015 and will expire beginning in the year 2032.  Income taxes for the years ended July 31, 2012 through 2015 remain subject to examination.

The provision for Federal income tax consists of the following for the years ended July 31, 2015 and 2014:

	2015	2014
Federal income tax benefit attributable to:
Current operations	$30,746	$-
Discontinued operations	315,832	120,848
Total	346,578	120,848
Less: valuation allowance	(346,578)	(120,848)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of July 31, 2015 and 2014:

	July 31, 2015	July 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$494,119	$147,541
Less: valuation allowance	(494,119)	(147,541)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act, net operating loss carry-forwards of $1,453,292 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

NOTE 6 – DISCONTINUED OPERATIONS

The Company originally intended to engage in the exploration and development of oil and gas properties. In April, 2015, after reviewing the markets with investor appetite and management's duties to its shareholders, the Company determined that it is not the best time to move ahead with the type of oil exploration venture contemplated by the Agreement with Shalex Corporation (“Shalex”). Accordingly, on April 28, 2015, Shalex and the Company signed a letter agreeing to mutually terminate the Agreement. As a result, the Company wrote off the $61,299 oil and gas properties previously capitalized.

During the years ended July 31, the discontinued operations consisted of the following:

	Years Ended July 31,
	2015	2014

Revenues	$-	$

Expenses
General and administrative	42,469		42,542
Consulting fees – related party	90,000		50,000
Professional fees	80,211		69,610
Stock-based compensation	625,000		175,000
Website design	29,938		19,184
Write down of oil & gas properties	61,299
Total Expenses	928,917		356,336

Loss from discontinued operations	$(928,917)		$(356,336)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On June 18, 2015 and commencing July 1, 2015, the Company entered into a 12 month lease agreement with Barrister Executive Suites, Inc. Monthly rent pursuant to the agreement is $1,610.

There were no other commitments or contingencies as of January 31, 2015.

NOTE 8 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a cash of $1,471 and has incurred losses since inception resulting in an accumulated deficit of $1,453,292 as at July 31, 2015. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placements of common stock.

NOTE 9 – SUBSEQUENT EVENTS

On August 12, 2015, the Company entered into a $50,000 share purchase agreement with an unaffiliated investor. The $50,000 was received on August 17, 2015.

The acquisition of Malta Co. contemplated under the Exchange Agreement (see Note 1) was closed on August 21, 2015. Another cash deposit of EUR10,000 ($11,545) was paid to Malta Co. on August 28, 2015.

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no additional events have occurred that require disclosure.

NOTE 10 – PROFORMA DISCLOSURES (UNAUDITED)

The following unaudited pro forma condensed combined financial statements which give effect to the reverse merger transaction (the "Merger") between Steampunk Wizards, Inc. (f/k/a Freedom Petroleum, Inc.), (the “Company”, “we”, “us”, “our”) and Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”).

Pro Forma
Balance Sheet - Unaudited
July 31, 2015

		Steampunk
	Steampunk	Wizards Ltd.	Proforma
	Wizards Inc.	(Malta Co.)	Adjustments	Proforma
	July 31, 2015	July 31, 2015	(a) & (b)	As Adjusted
ASSETS

Current Assets
Cash and cash equivalents	$1,471	$53,473	$-	$54,944
Deposits and other current assets	181,040	21,047	(164,730)	37,357
Total Current Assets	182,511	74,520	(164,730)	92,301

Equipment, net	-	3,825	-	3,825
Total Assets	$182,511	$78,345	$(164,730)	$96,126

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$8,605	$11,749	$-	$20,354
Due to related parties	91,400	86,140	-	177,540
Other liabilities	-	164,730	(164,730)	-
Total Current Liabilities	100,005	262,619	(164,730)	197,894

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
0 shares issued and outstanding	-	-	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
27,153,676 shares issued and outstanding	2,715	4,754	(4,754)	2,715
Additional paid-in capital	1,533,083	391,390	(1,448,538)	475,935
Accumulated deficit	(1,453,292)	(549,375)	1,453,292	(549,375)
Accumulated other comprehensive loss	-	(31,043)	-	(31,043)
Total Stockholders’ Deficit	82,506	(184,274)	-	(101,768)

Total Liabilities and Stockholders' Deficit	$182,511	$78,345	$(164,730)	$96,126

Pro Forma
Statement of Operations - Unaudited
July 31, 2015

		Steampunk
	Steampunk	Wizards Ltd.
	Wizards Inc.	(Malta Co.)	Proforma
	August 1, 2014 to	October 27, 2014 to	Adjustments	Proforma
	July 31, 2015	July 31, 2015	(b)	As Adjusted

Revenues	$-	$7,487	$-	$7,487

Operating Expenses
Administrative and other expenses	18,039	331,951	(18,039)	331,951
Consulting fees	30,000	71,119	(30,000)	71,119
Professional fees	42,390	39,226	(42,390)	39,226
Stock-based compensation	-	113,116	-	113,116
Operating Loss	(90,429)	(547,925)	90,429	(547,925)

Other Expenses
Finance Costs	-	1,450	-	1,450
Loss Before Provision for Income Taxes	(90,429)	(549,375)	(90,429)	(549,375)

Provision for Income Taxes	-	-	-	-

Loss from Discontinued Operation, Net of Tax Benefits	(928,917)	-	928,917	-

Net Loss	$(1,019,346)	$(549,375)	$838,488	$(549,375)

Other Comprehensive Loss
Foreign currency translation adjustments	-	(31,043)	-	(31,043)
Total Other Comprehensive Loss	$(1,019,346)	$(580,418)	$838,488	$(580,418)

Net Loss Per Share: Basic and Diluted	$(0.04)			$(0.02)

Weighted Average Number of Shares Outstanding: Basic and Diluted	27,153,676			27,153,676

STEAMPUNK WIZARDS, INC.
NOTES TO THE UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

On July 16, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Malta Co., Anton Lin, an individual, and the Company’s sole officer and director (“Lin”), being the owner of record of 11,451,541 common shares of the Company and the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”) on July 15, 2015. Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, the Company will issue 4,812,209 shares (the “New Shares”) of the Company’s common stock to the Shareholders (or their designees), and Lin will cause 10,096,229 shares of the Company’s common stock that he owns (the “Lin Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively shall represent 55% of the issued and outstanding common stock of the Company immediately after the closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co. As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), which was closed on August 21, 2015 (the “Closing”), Malta Co. became a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the Closing. There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

BASIS OF PRO FORMA PRESENTATION

The unaudited pro forma condensed combined balance sheets have been derived from the historical July 31, 2015 balance sheet of Malta Co. after giving effect to the Merger. The pro forma balance sheet and statement of operations presents this transaction as if they had been consummated as of July 31, 2015, as required under Article 11 of Regulation S-X.

Historical financial information has been adjusted in the pro forma balance sheet to pro forma events that are: (1) directly attributable to the Acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the Company’s results of operations. This Merger will be treated as a reverse acquisition, and therefore Malta Co. is treated as the accounting acquirer, such that the financial statements of Malta Co. immediately after the Merger will become those of the Company. The pro forma adjustments presented in the pro forma condensed combined balance sheet and statement of operations are described in Note 2— Pro Forma Adjustments.

PRO FORMA ADJUSTMENTS

The adjustments included in the pro forma balance sheet and statement of operations are as follows:

    (a) To eliminate the inter-company loan between the Company and Malta Co..

    (b) To eliminate the accumulated loss of the Company incurred before the Merger.

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

Additionally, as reported in our Current Report on Form 8-K that we filed on February 25, 2015, DKM resigned as our independent registered auditor and we engaged Green & Company CPA’s of Tampa, Florida (“Green”) to replace DKM as our new independent registered public accounting firm.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2015 due to the existence of the material weaknesses as of July 31, 2015, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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
•
There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions.The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are set forth below.

Pursuant to the Exchange Agreement, we appointed Mr. Brendon Grunewald as our Chief Corporate Strategy Officer, but Mr. Grunewald shall not be deemed an executive officer of the Company.  Therefore, our officers and directors did not change after the Share Exchange.

Name	Position Held	Entity	Age	Date First Elected or Appointed

Anton Lin	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director	Steampunk Wizards, Inc.	30	January 23, 2014

Brendon Grunewald	CEO, Director & Secretary	Malta Co.	46	October 27, 2014

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

Anton Lin – President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Anton is the Chief Executive Officer of Steampunk Wizards Inc., the listed parent company of the Steampunk Wizards group. His business career began in the ethical trade sector in Africa. He then set up a company in Ghana advising on cross-border business into the African continent that focused on allowing foreign companies to enter Africa in a manner that supported local employment and social needs.  Having been a partner in a Chinese cross-border Mergers and Acquisitions (M&A) firm he has experience of generating value for companies through M&A and across multiple geographic areas.  Anton gained a degree in Jurisprudence (Law) from Oxford University before becoming an Officer in the British Army, serving in Afghanistan in 2009-10.

Brendon Grunewald – Chief Corporate Strategy Officer of Steampunk Wizards, Inc. and CEO, Director and Secretary of Malta Co.

Mr. Grunewald is Chief Corporate Strategy Officer of Steampunk Wizards, Inc., and founder of Steampunk Wizards, Ltd., our Maltese subsidiary.  He has over 20 years of experience in funding & building and rescuing businesses in a number of sectors.  Prior to SPW, Brendon ran E6Ventures, an early stage VC fund, after working for several years in corporate finance & interim management.  Prior to that Mr. Grunewald co-founded & was CEO of Sinfilo, which was sold to Telenet in 2003. Prior thereto, he worked for several years at Siemens and before Siemens, he spent 14 months in Antarctica as a research scientist. Mr. Grunewald holds an MBA & BSc Hons degrees from Open University and Rhodes University respectively.

Employment Agreements

Lin

On March 14, 2014, we entered into an Employment Agreement with Mr. Anton Lin, to serve as our Chief Executive Officer, President and Chairman of our Board, effective as of March 1, 2014.  Pursuant to the agreement, Mr. Lin shall serve in such roles on a year to year basis, unless earlier terminated pursuant to the terms in the agreement.  Mr. Lin is entitled to a yearly base salary of $120,000, to be paid monthly; however, Mr. Lin has agreed to defer all such compensation, which shall accrue, until such time as the Company's cash position improves.  Under the agreement, the Board may increase the base salary by 25% at each annual review of Mr. Lin's performance.  Upon execution of the agreement, Mr. Lin shall receive 500,000 shares (which became 200,000 shares pursuant to the 2.5 to 1 reverse split effective on July 2, 2015 (the “Split”)) of our common stock (the "Signing Shares"); on each year anniversary of the agreement, subject to the discretion of our Board, Mr. Lin is entitled to receive an additional 1,000,000 shares (which shall be 400,000 shares pursuant to the Split) of our common stock.  The agreement does provide that Mr. Lin is entitled to certain severance compensation upon the termination of his agreement, other than for cause, due to disability or upon a change in control.  The agreement also contains standard non-compete and confidentiality clauses.

Grunewald

Malta Co. maintains a management agreement with IceVista BVBA, a Belgian company over which Mr. Grunewald, our Chief Corporate Strategy Officer, serves as Managing Director (the “Grunewald Management Agreement”).  Pursuant to the Grunewald Management Agreement, he serves as Malta Co.’s CEO, Director and Secretary for an initial term of 12 months starting from January 1, 2015.  Under the Grunewald Management Agreement, Mr. Grunewald submits monthly invoices to Malta Co. for management services and expenses and is entitled to receive $5,000 per month, which shall increase to $7,500 per month following certain company benchmarks, as set forth in the agreement. Since November 2014 (inception), Mr. Grunewald has invoiced approximately $5,400 for the services he has provided to Malta Co. under the Grunewald Management Agreement.  Following the initial 12 month term, Malta Co. or IceVista may terminate the Grunewald Management Agreement upon 6 months’ notice to the other party.

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

Our Code of Business Conduct and Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for fiscal year ended July 31, 2013. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Steampunk Wizards Inc., The West Wilshire Center, Wilshire Blvd., Suite 900, West Los Angeles, CA 90025.

Board Meetings

Our board of directors currently consists of only Mr. Anton Lin. The board held no formal meetings during the year ended July 31, 2015. As our company develops a more comprehensive board of directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of July 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

    SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Hynes (1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2015 2014	- -	- -	- -	- -	- -	- -	- -	- -

Nina Bijedic (2) Secretary	2015 2014	- -	- -	- -	- -	- -	- -	- -	- -

Anton Lin (3) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2015 2014	120,000 120,000	-	625,000 175,000	- -	- -	- -	- -	745,000 295,000

(1)	Mr. Hynes was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director of the company on June 13, 2012, and resigned from all positions on January 23, 2014.
(2)	Ms. Bijedic was appointed as Secretary of the company on June 13, 2012, and resigned from the position on January 23, 2014.
(3)	Mr. Lin was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director of the company on January 23, 2014.

Narrative Disclosure to Summary Compensation Table

Other than set out above and below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended July 31, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended July 31, 2015.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2015 there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 5, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of the respective table. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise noted, the business address of each beneficial owner listed is 11620 Wilshire Blvd, Office 43, Suite 900, West Wilshire Center, West Los Angeles, CA 90025. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of November 5, 2015, we had 27,392,005 shares of common stock issued and outstanding.

Pursuant to the Exchange Agreement, our sole officer and director, Mr. Anton Lin agreed to transfer an aggregate of 10,096,229 shares of our common stock that he owned. Accordingly, after the Share Exchange, Mr. Lin owns 1,355,312 of common stock shares, or approximately 5%, of our issued and outstanding common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Anton Lin	1,355,312	4.95%
All officers and directors as a group (1 person)	1,355,312	4.95%
Brendon Grunewald	3,715,555	13.56%
Jan Vorstermans	3,715,555	13.56%
Ventus Investment Holding Ltd. (1)	4,757,758	17.37%

(1)	The directors of Ventus Investment Holding Limited have voting control over the shares held by Ventus.

Changes in Control

As a result of the Share Exchange, Malta Co. became our wholly owned subsidiary and the former shareholders of Malta Co. collectively own approximately 55% of the shares of the Company outstanding post-exchange common stock. As a result, such persons now collectively control the Company’s shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of July 31, 2015, our company was obligated to Anton Lin, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director of our company, for a non-interest bearing demand loan with a balance of $91,400.

Pursuant to the Exchange Agreement, each of Mr. Grunewald, who now serves as our Chief Corporate Strategy Officer and is the CEO of Malta Co., and Mr. Jan Vorstermans who was a director of Malta Co., received 3,715,555 (13.71%) shares of our common stock.

In March 2015, Malta Co. received a loan in an amount equal to approximately $10,822 from Ventus Investment Holding Ltd. (“Ventus”), which now owns a little less than 18% of our common stock.

In November 2014, Malta Co. entered into an Asset Purchase Agreement with Ventus Investment Holding, Ltd., pursuant to which Malta Co. purchased certain assets of Ventus, including intellectual property and source codes related to certain games that Malta Co. used to create Bungee Mummy.  In consideration for such assets, Malta Co. paid Ventus an aggregate of $44,688.   Additionally, Malta Co. assumed Ventus’ obligation to remit a 10% royalty to a third party based on the net revenue generated from the use of the assets purchased.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2015 and the period ended July 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2015	Period Ended July 31, 2014

Audit Fees (1)	$10,000	$17,010
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$1,300
All Other Fees (4)	$0	$0
Total	$10,000	$18,310

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
3.2	Articles of Amendment (incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on June 11, 2015).
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
(10)	Material Contracts
10.1	Employment Agreement for Anton Lin (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 17, 2014)
10.2	Management Agreement with IceVista dated January 5, 2015 (incorporated by reference to our Current Report on Form 8-K filed on August 27, 2015).
10.3	Share Exchange Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 16, 2015).
10.4	Form of Amendment to Share Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on July 28, 2015)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed on November 13, 2013)
14.2*	Insider Trading Policy
14.3*	Disclosure Policy
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101	Interactive Data File
101*	Interactive Data File
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

STEAMPUNK WIZARDS, INC.
(Registrant)

Dated: November 12, 2015	/s/ Anton Lin
Anton Lin
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer and Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 12, 2015	/s/ Anton Lin
Anton Lin
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Financial and Accounting Officer)