Form 10-Q
period 2015-10-31
Steampunk Wizards, Inc.
filed 2015-12-21
CIK 1557798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015
or

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
(Address of principal executive offices)

1-310-582-5939
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

As of December 21, 2015, there were 27,434,740 shares of the issuer’s common stock, par value $0.0001, outstanding.

STEAMPUNK WIZARDS, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Steampunk Wizards, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31, 2015	July 31, 2015
ASSETS

Current Assets
Cash and cash equivalents	$71,923	$53,473
Prepaid expenses and other deposits	26,260	13,765
Other current assets	14,532	7,282
Total Current Assets	112,715	74,520
Equipment, net	14,072	3,825
TOTAL ASSETS	$126,787	$78,345

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$26,526	$11,749
Short-term loans	62,961	228,756
Due to related party	143,831	22,114
TOTAL LIABILITIES	233,318	262,619

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
27,434,740 and 14,908,438 shares issued and outstanding, respectively	2,743	1,491
Additional paid-in capital	732,478	394,653
Accumulated deficit	(808,917)	(549,375)
Accumulated other comprehensive loss	(32,835)	(31,043)
TOTAL STOCKHOLDERS' DEFICIT	(106,531)	(184,274)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$126,787	$78,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Steampunk Wizards, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

		October 27, 2014
	Three Months Ended	(Inception) to
	October 31,	October 31,
	2015	2014

REVENUES	$13,090	$-

OPERATING EXPENSES
Advertising and marketing	67,798	-
Consulting fees	5,025	-
Development costs	27,848	-
Management fees	57,990	-
Office and miscellaneous	33,299	-
Professional fees	68,862	-
Rents	10,592	-
Total Operating Expenses	271,414	-

LOSS FROM OPERATIONS	(258,324)	-

OTHER EXPENSE
Interest expenses	(1,218)	-

LOSS BEFORE INCOME TAXES	(259,542)	-
Provision for income taxes	-	-

NET LOSS	$(259,542)	$-

STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(259,542)	$-
Other Comprehensive loss:
Foreign currency translation adjustments	(1,792)	-
TOTAL COMPREHENSIVE LOSS	$(261,334)	-

Basic and Diluted Income per Common Share	$(0.01)	$-
Basic and Diluted Weighted Average Common Shares Outstanding	27,216,778	4,702,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Steampunk Wizards, Inc.
Condensed Consolidated Statement of Stockholders' Deficit
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Loss	Deficit

Balance - October 27 2014 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock	14,908,438	1,491	394,653	-	-	396,144
Net loss	-	-	-	(549,375)	-	(549,375)
Foreign currency translation adjustments	-	-	-	-	(31,043)	(31,043)
Balance - July 31, 2015	14,908,438	1,491	394,653	(549,375)	(31,043)	(184,274)
Recapitalization	12,245,238	1,224	37,853	-	-	39,077
Common stock issued for cash	281,064	28	299,972		-	300,000
Net loss for the period	-	-	-	(259,542)	-	(259,542)
Foreign currency translation adjustments	-	-	-	-	(1,792)	(1,792)
Balance - October 31, 2015	27,434,740	$2,743	$732,478	$(808,917)	$(32,835)	$(106,531)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Steampunk Wizards, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		October 27, 2014
	Three Months Ended	(Inception) to
	October 31,	October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(259,542)	$-
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	664	-
Changes in operating assets and liabilities:
Prepaid expenses and other deposits	(12,495)	-
Other assets	(7,250)	-
Accounts payable and accrued liabilities	13,573	-
Accrued interest	1,218	-
Operating liabilities assumed in reverse acquisition	(24,558)	-
Net cash used in operating activities	(288,390)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(10,882)	-
Net cash used in investing activities	(10,882)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	300,000	-
Proceeds from related parties	38,333	-
Proceeds from short-term loans	10,983	-
Repayment to related parties	(17,811)	-
Repayment of short-term loans	(12,047)	-
Net cash provided by financing activities	319,458	-

Effects on changes in foreign exchange rate	(1,736)	-

Net increase in cash and cash equivalents	18,450	-
Cash and cash equivalents - beginning of period	53,473	-
Cash and cash equivalents - end of period	$71,923	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities
Short-term loans reclassified as inter-company loans	$(164,730)	$-
Related party loans assumed in reverse acquisition	$101,095	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Steampunk Wizards, Inc.
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Steampunk Wizards, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. as Freedom Petroleum, Inc. on June 13, 2012. In May 2015, the Company changed its name to Steampunk Wizards Inc. and changed its trading symbol to SPWZ. The Company’s fiscal year end is July 31.

The Company originally intended to engage in the exploration and development of oil and gas properties. In April 2015, after reviewing the markets with investor appetite and management's duties to its shareholders, the Company determined to discontinue its oil and gas operation.

Share Exchange and Recapitalization

On July 16, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”), which was consummated on August 21, 2015, with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”) on October 27, 2015, the Company’s sole officer and director (the “Officer”), being the owner of record of 11,451,541 common shares of the Company and the persons (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”) on July 15, 2015. Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, the Company will issue 4,812,209 shares (the “New Shares”) of the Company’s common stock to the Shareholders (or their designees), and the Officer will cause 10,096,229 shares of the Company’s common stock that he owns (the “Officer Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively shall represent 55% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co.  As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. will become a wholly owned subsidiary (the “Subsidiary”) of the Company and there will be a change of control of the Company following the closing. There were no warrants, options or other equity instruments issued in connection with the Exchange Agreement.

For financial accounting purposes, the Exchange Agreement has been accounted for as a reverse acquisition by the Malta Co., and resulted in  a recapitalization, with  Malta Co. being the accounting acquirer and the Company as the acquired entity. The consummation of this Exchange Agreement resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Malto Co. , and have been prepared to give retroactive effect to the reverse acquisition completed on August 21, 2015, and represent the operations of Malta Co. The consolidated financial statements after the acquisition date include the balance sheets of both companies at historical cost, the historical results of Malta Co. and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2015.

The unaudited financial statement and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP).  These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Going Concern Matters

At October 31, 2015, the Company had $71,923 in cash on hand, had incurred a net loss of approximately $259,542 and used $288,390 in cash for operating activities for the three months  ended October 31, 2015.  In addition, the Company had negative working capital (current liabilities exceeded current asset) of  $120,603.

The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through equity and debt financing arrangements, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report.  However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures, working capital, and other requirements.  Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and continue profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Foreign Currency Translation and Re-measurement

The Company's functional and reporting currency is the U.S. dollar. All transactions initiated in EURO are translated into U.S. dollars in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Equities at historical rate
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

Basis of Consolidation

These financial statements include the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed consolidated financial statements.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at October 31, 2015 and July 31, 2015, the Company has $71,923 and $53,473 cash respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist only of value-added tax (“VAT”) held by the Company. As at October 31, 2015 and July 31, 2015, the Company has $14,532 and $7,382 VAT respectively.

NOTE 5 – EQUIPMENT

	October 31, 2015	July 31, 2015
Cost
IT Equipment	$6,622	$5,246
Furniture	9,529	-
	16,151	5,246
Depreciation	(2,079)	(1,421)
Balance	$14,072	$3,825

The equipment comprised of IT and other equipment with an estimated average useful life of 4 years. The Company recorded $664 depreciation for the period ended October 31, 2015.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

The Company’s accounts payable and accrued liabilities consist of the following:

	October 31, 2015	July 31, 2015

Trade payables	$8,330	$272
Accrued liabilities	15,606	10,090
Accrued interest	2,590	1,387
	$26,526	$11,749

NOTE 7 – SHORT-TERM LOANS

The Company’s short-term loans consist of the following:

	October 31, 2015	July 31, 2015

Short-term loans from Deep Blue Trading	$51,979	$64,026
Other borrowings	10,982	-
Advances from Steampunk Wizards Inc.	-	164,730
	$62,961	$228,756

The Deep Blue Trading loan is unsecured, bears interest rate of 7% per annum and is payable, together with interest, within one year from date of grant. During the period ended October 31, 2015, the Company accrued interest of $1,218.

Other borrowings are unsecured, interest free and repayable within one year.

On July 16, 2015, the Company entered into a share exchange agreement with Steampunk Wizards Inc. The exchange was closed on August 21, 2015. As a result of the exchange of the Company became a wholly owned subsidiary of Steampunk Wizards Inc. Prior to the closing, Steampunk Wizards Inc. advanced $164,730 (EUR 145,000) to the Malta Co. The advance was unsecured, non-interest bearing and reclassified as inter-company loans during the period ended October 31, 2015.

NOTE 8 – DUE TO RELATED PARTIES

On August 21, 2015, the Company assumed $101,095 loans provided by the Chief Executive Officer (“CEO”) of the Company through the share exchange transaction. During the period ended October 31, 2015, the CEO advanced $8,333 to the Company and the Company repaid $17,811 to the CEO. In addition, pursuant to an employee agreement effective on March 1, 2014, the Company was obligated to pay $10,000 per month to the CEO for management services. Accordingly, $30,000 management fees for the period ended October 31, 2015, were accrued as amount due to related parties. As at October 31, 2015, the Company owed $121,618 to the CEO.

As at October 31, 2015 and July 31, 2015, the Company owed $22,213 and $22,114 to a shareholder of the Company. The change was due to change of foreign exchange rate.

NOTE 9 - EQUITY

Share capital

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as at October 31, 2015 and July 31, 2015.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the period ended October 31, 2015, the Company issued 281,064 shares for cash of $300,000.

There were 27,434,740 and 14,908,438 shares of common stock issued and outstanding as of October 31, 2015 and July 31, 2015, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On July 2, 2015, Malta Co. entered into a lease agreement with central Garage Ltd. The term of the lease is one year with monthly payments of EUR 1,200.

The Company has no other commitments or contingencies as of October 31, 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 11 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no additional events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for year ended July 31, 2015, as filed on November 13, 2015.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

On July 15, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) which was consummated on August 21, 2015, with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”), Anton Lin, an individual, and the Company’s Chief Executive Officer (“CEO”) (“Lin”), and the persons listed in Exhibit A thereof (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”). Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, the Company issued 4,812,209 shares (the “New Shares”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the Shareholders (or their designees), and Lin caused 10,096,229 shares of the Company’s common stock that he owned (the “Lin Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively represented 55% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co.  As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. became our wholly owned subsidiary and there was a change of control of the Company.

Following the Share Exchange, we have abandoned our prior business plan and we are now pursuing Malta Co.’s historical businesses and proposed businesses.

For financial accounting purposes , the Exchange Agreement has been accounted for as a reverse acquisition by the Malta Co., and resulted in The share exchange transaction was treated as a recapitalization, with  Malta Co. being the accounting acquirer and the Company as the acquired entity. The consummation of this Exchange Agreement resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Malto Co. , and have been prepared to give retroactive effect to the reverse acquisition completed on August 21, 2015, and represent the operations of Malta Co. The consolidated financial statements after the acquisition date include the balance sheets of both companies at historical cost, the historical results of Malta Co. and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization

Malta Co. was incorporated in 2014 to acquire the IP related to an unfinished game called “Tangled Tut.” Making full use of the team’s experience and diverse talent set, Malta Co. built a mobile game with 3D printable rewards embedded and the associated IP and server technology. As a result, we are well positioned to take advantage of one of the major trends in the Electronics Entertainment industry sector, namely the space where virtual and real worlds blur.

Malta Co. is a games development and technology company specialized in developing enchanting games and gaming technology where the real and virtual worlds blur. By providing 3D printable codes as in-game rewards, which allow gamers to print off merchandise they have earned through gameplay, we are bringing the gaming experience into the real world. Malta Co. has an in-house team of designers, developers, artists, programmers and marketeers that allow it to design and develop its own games through every stage from conception to publication. The company has been growing recently and now has the capacity to produce and launch one or two major game franchises each year, along with four to six casual games. The first game, a casual game called Bungee Mummy: Challenges, is a compendium of 4 mini games set in the Bungee Mummy Egyptian theme and launched in early August 2015; it is a mobile game designed primarily for smartphones and tablets (supporting both Android and IOS). Thereafter, having launched a trial version of our larger game- Bungee Mummy: King’s Escape- in early 2015, we launched a replacement of our larger game, which is now called Bungee Mummy: Reborn on Android and iOS in December 2015; Bungee Mummy: Reborn is a level-based adventure-puzzler with an Egyptian theme.

Plan of Operation

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

The Company is in talks with online gambling platform providers in Europe about designing and coding new slot machines which they can provide to their online casino operators.  The Company expects to begin work on the first of these early in January 2016.

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

Results of Operations

The following summary of our results of operations, for the three months ended October 31, 2015 and for the period during October 27, 2014 and October 31, 2014 (Note: there are no comparatives due to the inception date of the Malta Co., our wholly-owned subsidiary), should be read in conjunction with our audited financial statements for the year ended July 31, 2015, as included in our Form 10-K filed on November 12, 2015.

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

We have not yet generated significant revenues and have accumulated deficit of $808,917 since inception through October 31, 2015.

The following table provides selected financial data about our company as of October 31, 2015 and July 31, 2015.

Balance Sheet Data

	October 31, 2015	July 31, 2015

Cash	$71,923	$53,473
Total Assets	$126,787	$78,345
Total Liabilities	$233,318	$262,619
Stockholders’ Deficit	$106,531	$184,274

For the Three Months Ended October 31, 2015 Compared to the Period during October 27, 2014 and October 31, 2014 (Note: there are no comparatives due to the inception date of the Malta Co., our wholly-owned subsidiary)

No revenues were generated and no expenses were incurred during October 27, 2014 and October 31, 2014.

For the three months ended October 31, 2015, we generated revenues of $13,090.

During the three month period ended October 31, 2015, we recorded $67,798 advertising fees for advertising and promotion, $5,025 consulting fees to third party consultants, $27,848 costs on software development, $30,000 management fees for management services provided by the Company’s CEO, $27,990 management fees for services provided by other third parties, office and administration expense of $33,299, professional fees of $68,862 for ongoing regulatory requirements and office rents of $10,592.

During the three month period ended October 31, 2015, we accrued $1,218 interest on short-term loans.

Liquidity and Capital Resources

Working Capital

	October 31, 2015	July 31, 2015

Current Assets	$126,787	$78,345
Current Liabilities	$233,318	$262,619
Working Capital (Deficiency)	$(106,531)	$(184,274)

Cash Flows

	Three Months Ended October 31,
	2015	2014

Cash Flows Used in Operating Activities	$(288,390)	$-
Cash Flows Used in Investing Activities	$(10,882)	$-
Cash Flows Provided by Financing Activities	$319,458	$-
Effects on changes in foreign exchange rate	$(1,736)	$-
Net Increase in Cash During Period	$18,450	$-

Cash Flow from Operating Activities

No operating cash were used for the period during October 27, 2014 and October 31, 2014.

During the three month period ended October 31, 2015, cash used in operating activities was $288,390. The Company had a net loss of $259,542, but this loss was offset by an increase in prepaid and other deposit of $12,495, an increase in other assets of $7,250, an increase in accounts payable and accrued liabilities of $13,574, an increased accrued interest of $1,218. At August 21, 2015, $24,558 operating liabilities were assumed in reverse acquisition.

Cash Flow from Investing Activities

No investing cash were used for the period during October 27, 2014 and October 31, 2014.

During the three month period ended October 31, 2015, the Company used $10,882 cash to purchase equipment.

Cash Flow from Financing Activities

During the three month period ended October 31, 2015, the Company issued 281,064 common stock for cash of $300,000. On August 21, 2015, the Company assumed $101,095 loans provided by the Chief Executive Officer (“CEO”) of the Company through the share exchange transaction. During the period ended October 31, 2015, the CEO advanced $8,333 to the Company and the Company repaid $17,811 to the CEO. In addition, pursuant to an employee agreement effective on March 1, 2014, the Company was obligated to pay $10,000 per month to the CEO for management service. Accordingly, $30,000 management fees for the period ended October 31, 2015, were accrued as amount due to related parties. During the period ended October 31, 2015, the Company received $10,983 short-term loans from unrelated third party, repaid $12,047 short-term loans and reclassified $164,730 short-term loan through the share exchange transaction.

Going Concern Matters

The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through equity and debt financing arrangements, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report.  However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures, working capital, and other requirements.  Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and continue profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policy and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended July 31, 2015, for disclosures regarding the Company's critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2015 and October 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 8, 2015, a total of 238,329 common shares were issued to two unaffiliated third parties for cash of $250,000.

On October 30, 2015, 42,735 common shares were issued to an unaffiliated third party for cash of $50,000.

Item 3. Defaults Upon Senior Securities.

(a)  Not Applicable.

(b) Not Applicable.

Itwm 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On September 1, 2015, the Company filed a Current Report on Form 8-K regarding the Company’s appointment of Mr. Brendon Grunewald as its Chief Technology Officer. Pursuant to further discussions and clarification between the Company and Mr. Grunewald, based on his responsibilities within the Company, despite his appointment as the Chief Technology Officer, Mr. Grunewald is not considered as an executive officer by the Company.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32)	Section 1350 Certifications

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101	Interactive Data File

101*	Interactive Data File (Form 10-Q for the quarter ended October 31, 2015 furnished in XBRL).
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

STEAMPUNK WIZARDS INC.
(Registrant)

Dated: December 21, 2015	/s/ Anton Lin
Anton Lin
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer and Financial and Accounting Officer)