Form 10-Q
period 2016-01-31
Steampunk Wizards, Inc.
filed 2016-03-21
CIK 1557798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016
or

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

As of March 18, 2016, there were 27,623,630 shares of the issuer’s common stock, par value per share $0.0001, issued and outstanding.

STEAMPUNK WIZARDS, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Steampunk Wizards, Inc.
Condensed Consolidated Balance Sheets

	January 31, 2016	July 31, 2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$15,663	$53,472
Accounts receivable	1,083	-
Prepaid expenses and other deposits	29,097	12,670
Other current assets	10,570	7,282
Total Current Assets	56,413	73,424
Property and equipment, net	13,181	4,807
TOTAL ASSETS	$69,594	$78,231

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$67,588	$47,773
Due to related parties	153,514	22,114
Short-term loans	118,258	228,756
TOTAL LIABILITIES	339,360	298,643

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
27,616,096 and 14,908,438 shares issued and outstanding, respectively	2,762	1,491
Additional paid-in capital	712,632	269,246
Accumulated deficit	(966,314)	(474,037)
Accumulated other comprehensive loss	(18,846)	(17,112)
TOTAL STOCKHOLDERS' DEFICIT	(269,766)	(220,412)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$69,594	$78,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Steampunk Wizards, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

				October 27, 2014
	Three Months Ended		Six Months Ended	(Inception) to
	January 31,		January 31,	January 31,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Development costs	71,083	-	98,931	-
Office and miscellaneous	109,510	51,731	254,851	51,731
Professional fees	80,444	16,468	140,891	16,468
Total Operating Expenses	261,037	68,199	494,673	68,199

LOSS FROM OPERATIONS	(261,037)	(68,199)	(494,673)	(68,199)

OTHER INCOME (EXPENSE)
Interest expenses	(1,296)	-	(2,514)	-
Other income (expense)	(8,180)	-	4,910	-
Total Other Income (Expense)	(9,476)	-	2,396	-

LOSS BEFORE INCOME TAXES	(270,513)	(68,199)	(492,277)	(68,199)
Provision for income taxes	-	-	-	-

NET LOSS	$(270,513)	$(68,199)	$(492,277)	$(68,199)

STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(270,513)	$(68,199)	$(492,277)	$(68,199)
Other Comprehensive loss:
Foreign currency translation adjustments	13,989	406	(1,734)	406
TOTAL COMPREHENSIVE LOSS	$(256,524)	$(67,793)	$(494,011)	$(67,793)

Basic and Diluted Income per Common Share	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	27,536,815	14,908,438	26,045,792	12,044,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Steampunk Wizards, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Loss	Deficit

Balance - October 27, 2014 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock	14,908,438	1,491	269,246	-	-	270,737
Net loss	-	-	-	(474,037)	-	(474,037)
Foreign currency translation adjustments	-	-	-	-	(17,112)	(17,112)
Balance - July 31, 2015	14,908,438	1,491	269,246	(474,037)	(17,112)	(220,412)
Recapitalization	12,245,238	1,225	37,853	-	-	39,078
Common stock issued for cash	462,420	46	405,533		-	405,579
Net loss for the period	-	-	-	(492,277)	-	(492,277)
Foreign currency translation adjustments	-	-	-	-	(1,734)	(1,734)
Balance - January 31, 2016	27,616,096	$2,762	$712,632	$(966,314)	$(18,846)	$(269,766)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Steampunk Wizards, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		October 27, 2014
	Six Months Ended	(Inception) to
	January 31,	January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(492,277)	$(68,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,502	-
Other income adjusted with short-term loan	(12,139)
Management fees accrued as due to related parties	60,000
Changes in operating assets and liabilities:
Accounts receivable	(1,083)	-
Prepaid expenses and other deposits	(117)	(1,145)
Other assets	(3,288)	(5,580)
Accounts payable and accrued liabilities	(23,566)	47,145
Accrued interest	2,514	-
Net cash used in operating activities	(468,454)	(27,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(9,905)	(3,768)
Purchase of intangible assets	-	(31,343)
Net cash used in investing activities	(9,905)	(35,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	405,579	124,639
Proceeds from related parties	16,822	-
Proceeds from short-term loans	67,097	-
Repayment to related parties	(46,267)	-
Net cash provided by financing activities	443,231	124,639

Effects on changes in foreign exchange rate	(2,681)	406

Net (decrease) increase in cash and cash equivalents	(37,809)	62,155
Cash and cash equivalents - beginning of period	53,472	-
Cash and cash equivalents - end of period	$15,663	$62,155

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities
Short-term loans reclassified as inter-company loans	$164,730	$-
Related party loans assumed in reverse acquisition	$101,095	$-
Loan from related party	$-	$22,114
Common shares issued for intangible assets and receivables	$-	$144,898
Prepaid asset assumed in reverse acquisition	$16,310	$-
Accounts payable assumed in reverse acquisition	$40,867	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Steampunk Wizards, Inc.
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Steampunk Wizards, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. as Freedom Petroleum, Inc. on June 13, 2012. In May 2015, the Company changed its name to Steampunk Wizards, Inc. and changed its trading symbol to SPWZ. The Company’s fiscal year end is July 31.

Share Exchange and Recapitalization

On July 16, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”), which was consummated on August 21, 2015, with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”) on October 27, 2014, the Company’s sole officer and director (the “Officer”), being the owner of record of 11,451,541 common shares of the Company and the persons (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”) on July 15, 2015. Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, the Company will issue 4,812,209 shares (the “New Shares”) of the Company’s common stock to the Shareholders (or their designees), and the Officer will cause 10,096,229 shares of the Company’s common stock that he owns (the “Officer Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively shall represent 55% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co. As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. will become a wholly owned subsidiary (the “Subsidiary”) of the Company and there will be a change of control of the Company following the closing. There were no warrants, options or other equity instruments issued in connection with the Exchange Agreement.

For financial accounting purposes, the Exchange Agreement has been accounted for as a reverse acquisition by the Malta Co., and resulted in a recapitalization, with Malta Co. being the accounting acquirer and the Company as the acquired entity. The assets acquired and liabilities assumed were $181,040 and $141,962, respectively. The consummation of this Exchange Agreement resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Malta Co., and have been prepared to give retroactive effect to the reverse acquisition completed on August 21, 2015, and represent the operations of Malta Co. The consolidated financial statements after the acquisition date include the balance sheets of both companies at historical cost, the historical results of Malta Co. and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Incorporated in 2014, Malta Co. was a games development and technology company specialized in developing enchanting games and gaming technology where the real and virtual worlds blur.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 8-K/A for the fiscal year ended July 31, 2015 filed on February 8, 2016.

The unaudited financial statement and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Result of the six months ended January 31, 206 are not necessarily indicative of the results that may be expected for the year ended July 31, 2016 and any other future periods.

Going Concern Matters

At January 31, 2016, the Company had $15,663 in cash on hand, had incurred a net loss of $492,277 and used $468,454 in cash for operating activities for the period ended January 31, 2016.  In addition, the Company had negative working capital (current liabilities exceeded current asset) of $282,947.

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

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in shareholders’ equity.

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

Basic and Diluted Earnings (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2016 and July 31, 2015.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed consolidated financial statements.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at January 31, 2016 and July 31, 2015, the Company has $15,663 and $53,472 cash and cash equivalent respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist only of value-added tax (“VAT”) held by the Company. As at January 31, 2016 and July 31, 2015, the Company has $10,570 and $7,282 VAT receivable from the Malta government, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

	January 31,	July 31,
	2016	2015
Cost
IT Equipment	$10,556	$6,593
Furniture	5,866	-
	16,422	6,593
Depreciation	(3,241)	(1,786)
Balance	$13,181	$4,807

The equipment comprised of IT and other equipment with an estimated average useful life of 4 years. The Company recorded $1,502 and $0 as depreciation expenses for the six months ended January 31, 2016 and 2015, respectively. The Company recorded $664 and $0 as depreciation expenses for the three months ended January 31, 2016 and 2015, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

The Company’s accounts payable and accrued liabilities consist of the following:

	January 31,	July 31,
	2016	2015

Trade payable	$42,094	$271
Accrued liabilities	21,651	46,115
Accrued interest	3,843	1,387
	$67,588	$47,773

NOTE 7 – SHORT-TERM LOANS

The Company’s short-term loans consist of the following:

	January 31,	July 31,
	2016	2015

Short-term loans from Deep Blue Trading	$94,473	$64,026
Short-term loans from Galloway	23,785	-
Loans from Steampunk Wizards, Inc.	-	164,730
	$118,258	$228,756

The Deep Blue Trading loans are secured, bears interest rate of 7% per annum and are payable, together with interest, within one year from date of grant. The Galloway loans were borrowed from a shareholder, who has approximately 1% of the Company’s common shares. The Galloway loans are unsecured, bears interest rate of 7% per annum and are payable, together with interest, within one year from date of grant. During the three and six months ended January 31, 2016, the Company accrued interest of $1,296 and $2,514, respectively.

On July 16, 2015, Steampunk Wizards, Inc. entered into a share exchange agreement with Malta Co. The exchange was closed on August 21, 2015. As a result of the exchange of Malta Co. became a wholly owned subsidiary of Steampunk Wizards, Inc. Prior to the closing, Steampunk Wizards, Inc. advanced $164,730 (EUR 145,000) to the Malta Co. The advance was unsecured, non-interest bearing and reclassified as inter-company loans during the period ended January 31, 2016.

NOTE 8 – DUE TO RELATED PARTIES

On August 21, 2015, the Company assumed $101,095 loans provided by the former Chief Executive Officer (“CEO”) of the Company through the share exchange transaction. During the period ended January 31, 2016, the former CEO advanced $16,822 to the Company and the Company repaid $46,267 to the former CEO. In addition, pursuant to an employee agreement effective on March 1, 2014, the Company was obligated to pay $10,000 per month to the former CEO for management services. Accordingly, $60,000 management fees for the period ended January 31, 2016, were accrued as amount due to related parties. As at January 31, 2016, the Company owed $131,650 to the former CEO.

As at January 31, 2016 and July 31, 2015, the Company owed $21,864 and $22,114 to a shareholder of the Company. The decrease in due to this shareholder was due to change of foreign exchange rate. This loan is non-interest bearing and due on demand.

During the three and six months ended January 31, 2016, a company, which is owned by the Company’s chief technology officer, provided management services of $22,028 and $46,810 to the Company, respectively. As at January 31, 2016 and July 31, 2015, $15,787 and $1,042 due to this company was included in accounts payable and accrued liabilities, respectively.

NOTE 9 – EQUITY

Share capital

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as at January 31, 2016 and July 31, 2015.

Common Stock

During the six month period ended January 31, 2016, the Company issued 462,420 shares for cash of $405,579.

On October 22, 2015, we received an investment of $50,000 from an unrelated party for issuance of 50,269 shares of common stock which we disclosed in the Form 10-Q for the period ended October 31, 2015. However, due to unexpected delay and calculation error, 42,735 shares (included in 462,420 above) were issued by the Company on January 29, 2016 to this investor.  The remaining 7,534 shares owed under this investment were issued on March 4, 2016.

There were 27,616,096 and 14,908,438 shares of common stock issued and outstanding as of January 31, 2016 and July 31, 2015, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On July 2, 2015, Malta Co. entered into a lease agreement with Central Garage Ltd. The term of the lease is one year with monthly payments of EUR 1,200.

The Company has no other commitments or contingencies as of January 31, 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 11 -SUBSEQUENT EVENTS

Subsequent to January 31, 2016, 7,534 Short shares was issued by the Company for cash received during the six months ended January 31, 2016.

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no additional events have occurred that require disclosure.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. The Company assumes no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended January 31, 2016 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K our Annual Report on Form 10-K for year ended July 31, 2015, as filed on November 13, 2015, including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

All references in this Form 10-Q to “Company”, “Steampunk”, “Steampunk Wizards,” “we,” “us” or “our” mean Steampunk Wizards, Inc., unless otherwise indicated.

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

On July 15, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) which was consummated on August 21, 2015, with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”) on October 27, 2014, Anton Lin, the Company’s Chief Executive Officer (“CEO” or “Lin”), and the persons listed in Exhibit A thereof (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”). Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, the Company issued 4,812,209 shares (the “New Shares”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the Shareholders (or their designees), and Lin caused 10,096,229 shares of the Company’s common stock that he owned (the “Lin Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively represented 55% of the issued and outstanding common stock of the Company immediately after the closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co.  As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. became our wholly owned subsidiary and there was a change of control of the Company.

Following the Share Exchange, we abandoned our prior business plan and now pursuing Malta Co.’s historical businesses and proposed businesses.

For financial accounting purposes, the Exchange Agreement has been accounted for as a reverse acquisition by the Malta Co., and resulted in treating the share exchange transaction as a recapitalization whereby Malta Co. was the accounting acquirer and the Company was the acquired entity. The consummation of the Share Exchange resulted in a change of control of the Company. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Malto Co., and have been prepared to give retroactive effect to the reverse acquisition completed on August 21, 2015, and represent the operations of Malta Co. The consolidated financial statements after the acquisition date include the balance sheets of both companies at historical cost, the historical results of Malta Co. and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization

Incorporated in 2014, Malta Co. was a games development and technology company specialized in developing enchanting games and gaming technology where the real and virtual worlds blur. Making full use of the team’s experience and diverse talent set, Malta Co. built a mobile game with 3D printable rewards embedded and the associated IP and server technology. By providing 3D printable codes as in-game rewards, which allow gamers to print off merchandise they have earned through gameplay, Malta Co. was able to bring the gaming experience into the real world.

Upon the closing of the Share Exchange, the Company takes over Malta Co.’s in-house team consisting of designers, developers, artists, programmers and marketers that allows it to design and develop its own games through every stage from conception to publication. The company has been growing recently and now has the capacity to produce and launch one or two major game franchises each year, along with four to six casual games. The first game, a casual game called Bungee Mummy: Challenges, is a compendium of 4 mini games set in the Bungee Mummy Egyptian theme and launched in early August 2015.  It is a mobile game designed primarily for smartphones and tablets (supporting both Android and IOS). Thereafter, having launched a trial version of our larger game- Bungee Mummy: King’s Escape - in early 2015, we launched a replacement game called Bungee Mummy: Reborn on Android and iOS in December 2015. Bungee Mummy: Reborn is a level-based adventure-puzzler with an Egyptian theme. Since then, the company has released two further games. Whack-A-Geemie, a mobile game that fuses slots with whack-a-mole and Neon Gliders, an endless runner set in space with retro-style graphics. All games are playable in Andriod and iOS smartphones and tables, and Neon Gliders is also playable on Apple TV.

Plan of Operation

The company intends to continue to expand its portfolio of games publicly available for download.  It is focusing on releasing a higher number of smaller games to demonstrate the studio’s capabilities while also exposing itself to as much of the market as possible.

Meanwhile, a slot machine game has been developed but not released to the public.  The Company is in talks with online gambling platform operators about the potential to provide them with slot machines, but no firm decisions have been taken yet.

The company is focusing on developing relationships with publishing companies who can provide large advertising platforms for the Company’s games.

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

We have not yet generated significant revenues and have accumulated deficit of $966,314 since inception through January 31, 2016.

The following table provides selected financial data about our company as of January 31, 2016 and July 31, 2015.

Balance Sheet Data

	January 31,	July 31,
	2016	2015

Cash	$15,663	$53,472
Total assets	$69,594	$78,231
Total liabilities	$339,360	$298,643
Stockholders' deficit	$(269,766)	$(220,412)

For the three month period ended January 31, 2016 and 2015

During the three month period ended January 31, 2016 we recorded $71,083 costs on software development, office and administration expense of $109,510, professional fees of $80,444 for ongoing regulatory requirements and accrued $1,296 interest on short-term loans.

During the three month period ended January 31, 2015, we recorded $0 costs on software development, office and administration expense of $51,731, professional fees of $16,468 for ongoing regulatory requirements and accrued $0 interest on short-term loans.

For the six month period ended January 31, 2016 and 2015

During the three month period ended January 31, 2016 we recorded $98,931 costs on software development, office and administration expense of $254,851, professional fees of $140,891 for ongoing regulatory requirements and accrued $2,514 interest on short-term loans.

During the three month period ended January 31, 2015, we recorded $0 costs on software development, office and administration expense of $51,731, professional fees of $16,468 for ongoing regulatory requirements and accrued $0 interest on short-term loans.

Liquidity and Capital Resources

Working Capital

	January 31,	July 31,
	2016	2015

Current Assets	$56,413	$73,424
Current Liabilities	339,360	298,643
Working Capital (Deficiency)	$(282,947)	$(225,219)

Cash Flows

		October 27, 2014
	Six Months Ended	(Inception) to
	January 31,	January 31,
	2016	2015

Cash used in operating activities	$(468,454)	$(27,779)
Cash provided by investing activities	$(9,905)	$(35,111)
Cash provided by financing activities	$443,231	$124,639
Net (decrease) increase in cash and cash equivalents	$(37,809)	$62,155

Cash Flow from Operating Activities

During the six month period ended January 31, 2016, cash used in operating activities was $468,454. The Company had a net loss of $492,277, but this loss was offset by depreciation of $1,502, other income adjusted with short-term loan of $12,139, an increase in accounts receivable of $1,083, an increase in prepaid expenses and other deposit of $117, an increase in other assets of $3,288, a decrease in accounts payable and accrued liabilities of $23,566, an increase in accrued interest of $2,514 and an increase in accrued management fees of $60,000.

During the six month period ended January 31, 2015, cash used in operating activities was $27,779. The Company had a net loss of $68,199, an increase in prepaid expenses and other deposit of $1,145, increase in other assets of $5,580 and an was offset by an increase in accounts payable and accrued liabilities of $47,145.

Cash Flow from Investing Activities

During the six month period ended January 31, 2016, the Company used $9,905 cash to purchase equipment.

During the six month period ended January 31, 2015, the Company used $3,768 cash to purchase equipment and $31,343 to purchase intangible asserts.

Cash Flow from Financing Activities

During the six month period ended January 31, 2016, the Company issued 462,420 shares of common stock for cash of $405,579. On August 21, 2015, the Company assumed $101,095 loans provided by the former Chief Executive Officer (“CEO”) of the Company through the share exchange transaction. During the period ended January 31, 2016, the former CEO advanced $16,822 to the Company and the Company repaid $46,267 to the former CEO. In addition, pursuant to an employee agreement effective on March 1, 2014, the Company was obligated to pay $10,000 per month to the former CEO for management service. Accordingly, $60,000 management fees for the period ended January 31, 2016, were accrued as amount due to related parties. During the period ended January 31, 2016, the Company received $67,097 short-term loans from unrelated third party, repaid $0 short-term loans and reclassified $164,730 short-term loan through the share exchange transaction.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ended January 31, 2016, the Company issued 462,420 shares for cash of $405,579.

On October 22, 2015, we received an investment of $50,000 from an unrelated party for issuance of 50,269 shares of common stock which we disclosed in the Form 10-Q for the period ended October 31, 2015. However, due to unexpected delay and calculation error, 42,735 shares (included in 462,420 above) were issued by the Company on January 29, 2016 to this investor.  The remaining 7,534 shares owed under this investment were issued on March 4, 2016.

There were 27,616,096 and 14,908,438 shares of common stock issued and outstanding as of January 31, 2016 and July 31, 2015, respectively.

Subsequent to January 31, 2016, 7,534 Short shares was issued by the Company for cash received during the six months ended January 31, 2016.

Item 3. Defaults Upon Senior Securities.

(a) Not Applicable.

(b) Not Applicable.

Itwm 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32)	Section 1350 Certifications

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101	Interactive Data File

101*	Interactive Data File (Form 10-Q for the quarter ended January 31, 2016 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRLTaxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEAMPUNK WIZARDS, INC.
(Registrant)

Dated: March 21, 2016	/s/ Joshua O’Cock
Joshua O’Cock
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director
(Principal Executive Officer and Financial and Accounting Officer)