Form 10-Q
period 2016-04-30
Steampunk Wizards, Inc.
filed 2016-06-20
CIK 1557798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016
or

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

As of June 10, 2016, there were 27,767,269 shares of the issuer’s common stock, par value per share $0.0001, outstanding.

STEAMPUNK WIZARDS, INC.

Form 10-Q

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Steampunk Wizards, Inc.
Condensed Consolidated Balance Sheets

	April 30, 2016	July 31, 2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$6,322	$53,472
Accounts receivable	2,345	-
Prepaid expenses and other deposits	18,146	12,670
Other current assets	8,561	7,282
Total Current Assets	35,374	73,424
Property and equipment, net	13,078	4,807

TOTAL ASSETS	$48,452	$78,231

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$83,770	$47,773
Due to related parities	208,498	22,114
Short-term loans	125,025	228,756
TOTAL LIABILITIES	417,293	298,643

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
27,767,269 and 14,908,438 shares issued and outstanding, respectively	2,777	1,491
Additional paid-in capital	747,617	269,246
Accumulated deficit	(1,090,966)	(474,037)
Accumulated other comprehensive loss	(28,269)	(17,112)
TOTAL STOCKHOLDERS' DEFICIT	(368,841)	(220,412)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,452	$78,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Steampunk Wizards, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

				October 27, 2014
	Three Months Ended		Nine Months Ended	(Inception) to
	April 30,		April 30,	April 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Development costs	45,739	-	144,670	-
Impairment	-	184,242	-	184,242
Office and miscellaneous	34,683	76,851	289,534	128,582
Professional fees	43,571	9,837	184,462	26,305
Total Operating Expenses	123,993	270,930	618,666	339,129

LOSS FROM OPERATIONS	(123,993)	(270,930)	(618,666)	(339,129)

OTHER INCOME (EXPENSE)
Interest expenses	(2,317)	-	(4,831)	-
Other income	1,658	-	6,568	-
Total Other Income (Expense)	(659)	-	1,737	-

LOSS BEFORE INCOME TAXES	(124,652)	(270,930)	(616,929)	(339,129)
Provision for income taxes	-	-	-	-

NET LOSS	$(124,652)	$(270,930)	$(616,929)	$(339,129)

STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(124,652)	$(270,930)	$(616,929)	$(339,129)
Other Comprehensive loss:
Foreign currency translation adjustments	(9,423)	(13,472)	(11,157)	(13,066)
TOTAL COMPREHENSIVE LOSS	$(134,075)	(284,402)	$(628,086)	(352,195)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.02)	$(0.02)	$(0.03)
Basic and Diluted Weighted Average Common Shares Outstanding	27,703,943	14,908,438	26,590,440	13,415,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Steampunk Wizards, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Loss	Deficit

Balance - October 27, 2014 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock	14,908,438	1,491	269,246	-	-	270,737
Net loss	-	-	-	(474,037)	-	(474,037)
Foreign currency translation adjustments	-	-	-	-	(17,112)	(17,112)
Balance - July 31, 2015	14,908,438	1,491	269,246	(474,037)	(17,112)	(220,412)
Recapitalization	12,245,238	1,225	37,853	-	-	39,078
Common stock issued for cash	613,593	61	440,518	-	-	440,579
Net loss for the period	-	-	-	(616,929)	-	(616,929)
Foreign currency translation adjustments	-	-	-	-	(11,157)	(11,157)

Balance - April 30, 2016	27,767,269	$2,777	$747,617	$(1,090,966)	$(28,269)	$(368,841)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Steampunk Wizards, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		October 27, 2014
	Nine Months Ended	(Inception) to
	April 30,	April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(616,929)	$(339,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,335	404
Impairment	-	184,242
Other income adjusted with short-term loan	(12,830)	-
Management fees accrued - related party	60,000	-
Changes in operating assets and liabilities:
Accounts receivable	(2,345)	(6,831)
Prepaid expenses and other deposits	10,834	(4,431)
Other assets	(1,279)	(1,392)
Accounts payable and accrued liabilities	2,123	12,994
Accrued interest	4,831	-
Net cash used in operating activities	(553,260)	(154,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(10,468)	(3,190)
Purchase of intangible assets	-	(31,343)
Net cash used in investing activities	(10,468)	(34,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	440,579	124,639
Proceeds from related parties	81,832	33,296
Proceeds from short-term loans	70,914	44,112
Repayment to related parties	(69,361)	-
Net cash provided by financing activities	523,964	202,047

Effects on changes in foreign exchange rate	(7,386)	(13,066)

Net (decrease) increase in cash and cash equivalents	(47,150)	305
Cash and cash equivalents - beginning of period	53,472	-
Cash and cash equivalents - end of period	$6,322	$305

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities
Accounts payable assumed in reverse acquisition	$40,867	$-
Common shares issued for intangible assets and receivables	$-	$144,898
Payments made by related parties	$11,825	$22,114
Prepaid asset assumed in reverse acquisition	$16,310	$-
Related party loans assumed in reverse acquisition	$101,095	$-
Short-term loans reclassified as inter-company loans	$164,730	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Steampunk Wizards Inc.
Notes to the Condensed Consolidated Financial Statements
April 30, 2016 (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Steampunk Wizards Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. as Freedom Petroleum, Inc. on June 13, 2012. In May 2015, the Company changed its name to Steampunk Wizards Inc. and changed its trading symbol to SPWZ. The Company’s fiscal year end is July 31.

Share Exchange and Recapitalization

On July 16, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”), which was consummated on August 21, 2015, with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”) , the Company’s sole officer and director (the “Officer”), being the owner of record of 11,451,541 common shares of the Company and the persons (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”) as of  July 15, 2015. Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, the Company would issue 4,812,209 shares (the “New Shares”) of the Company’s common stock to the Shareholders (or their designees), and the Officer would cause 10,096,229 shares of the Company’s common stock that he owns (the “Officer Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively should represent 55% of the issued and outstanding common stock of the Company immediately after the closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co. As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. would become a wholly owned subsidiary (the “Subsidiary”) of the Company and there would be a change of control of the Company following the closing. There were no warrants, options or other equity instruments issued in connection with the Exchange Agreement.

For financial accounting purposes, the Share Exchange is accounted for as a reverse acquisition by the Malta Co., and resulted in a recapitalization, with Malta Co. being the accounting acquirer and the Company as the acquired entity. The closing of Share Exchange resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Malta Co., and have been prepared to give retroactive effect to the reverse acquisition completed on August 21, 2015, and represent the operations of Malta Co. The consolidated financial statements after the acquisition date include the balance sheets of both companies at historical cost, the historical results of Malta Co. and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

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

The unaudited financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Results of the nine months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the year ended July 31, 2016 and any other future periods.

Going Concern Matters

At April 30, 2016, the Company had $6,322 in cash on hand, had incurred a net loss of $616,929 and used $553,260 in cash for operating activities for the period ended April 30, 2016. In addition, the Company had negative working capital (current liabilities exceeded current asset) of $381,919.

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

Basic and Diluted Earnings (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2016 and July 31, 2015.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed consolidated financial statements.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at April 30, 2016 and July 31, 2015, the Company has $6,322 and $53,472 cash and cash equivalent respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist only of value-added tax (“VAT”) held by the Company. As of April 30, 2016, and July 31, 2015, the Company has $8,561 and $7,282 in VAT receivable from the Malta government, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

	April 30,	July 31,
	2016	2015
Cost
IT Equipment	$11,157	$6,593
Furniture	6,200	-
	17,357	6,593
Depreciation	(4,279)	(1,786)
Balance	$13,078	$4,807

The equipment comprised of IT and other equipment with an estimated average useful life of 4 years. The Company recorded $2,335 and $404 as depreciation expenses for the nine months ended April 30, 2016 and 2015, respectively. The Company recorded $833 and $404 as depreciation expenses for the three months ended April 30, 2016 and 2015, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

The Company’s accounts payable and accrued liabilities consist of the following:

	April 30,	July 31,
	2016	2015

Trade payable	$66,972	$271
Accrued liabilities	10,360	46,115
Accrued interest	6,438	1,387
	$83,770	$47,773

NOTE 7 – SHORT-TERM LOANS

The Company’s short-term loans consist of the following:

	April 30,	July 31,
	2016	2015

Short-term loans from Deep Blue Trading	$99,848	$64,026
Short-term loans from Galloway Financial	25,177	-
Loans from Steampunk Wizards Inc.	-	164,730
	$125,025	$228,756

The Deep Blue Trading loans are secured, bears interest rate of 7% per annum and are payable, together with interest, within one year from date of grant. Of the total balance $99,848 to Deep Blue Trading, the Company is in default for $45,776 as at April 30, 2016. The Galloway loans were borrowed from a shareholder, who has approximately 1% of the Company’s common shares. The Galloway loans are unsecured, bears interest rate of 7% per annum and are payable, together with interest, within one year from date of grant. During the three and nine months ended April, 2016, the Company accrued interest of $2,088 and $4,826, respectively

On July 16, 2015, Steampunk Wizards, Inc. entered into a share exchange agreement with Malta Co. The exchange was closed on August 21, 2015. As a result of the exchange of Malta Co. became a wholly owned subsidiary of Steampunk Wizards, Inc. Prior to the closing, Steampunk Wizards, Inc. advanced $164,730 (EUR 145,000) to the Malta Co. The advance was unsecured, non-interest bearing and reclassified as inter-company loans during the period ended April 30, 2016.

NOTE 8 – DUE TO RELATED PARTIES

On August 21, 2015, the Company assumed $101,095 loans provided by the former Chief Executive Officer (“CEO”) and shareholder of the Company through the share exchange transaction. During the period ended April 30, 2016, the former CEO advanced $16,822 to the Company and the Company repaid $57,917 to the former CEO. In addition, pursuant to an employee agreement effective on March 1, 2014, the Company was obligated to pay $10,000 per month to the former CEO for management services until January 31, 2016. Accordingly, $60,000 management fees for the period during August 1, 2015 to January 31, 2016, were accrued as amount due to related parties. As at April 30, 2016, the Company owed $120,000 to the former CEO and shareholder.

During the period ended April 30, 2016, a shareholder of the Company advanced $48,988 to the Company and made vendor payments of $11,825 directly on behalf of the Company. During the nine months ended April 30, 2016, the Company repaid $11,444 to this shareholder. As at April 30, 2016 and July 31, 2015, the Company owed $49,369 and $0 to a shareholder of the Company. This loan is non-interest bearing and due on demand.

During the nine months ended April 30, 2016, a company owned by a shareholder of the Company advanced $16,022 to the Company. As at April 30, 2016 and July 31, 2015, the Company owed $16,022 and $0 to this company. This loan is non-interest bearing and due on demand.

As at January 31, 2016 and July 31, 2015, the Company owed $23,107 and $22,114 to a shareholder of the Company. The increase in due to this shareholder was due to change of foreign exchange rate. This loan is non-interest bearing and due on demand.

During the three and nine months ended April 30, 2016, a company, which is owned by the Company’s chief technology officer, provided management services of $5,536 and $52,587 to the Company, respectively. As at April, 2016 and July 31, 2015, $8,710 and $1,042 due to this company was included in accounts payable and accrued liabilities, respectively.

NOTE 9 - EQUITY

Share capital

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as at April 30, 2016 and July 31, 2015.

Common Stock

During the nine month period ended April 30, 2016, the Company issued 613,593 shares of common stock for cash of $440,579.

There were 27,767,269 and 14,908,438 shares of common stock issued and outstanding as of April 30, 2016 and July 31, 2015, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On July 2, 2015, Malta Co. entered into a lease agreement with Central Garage Ltd. The term of the lease is one year with monthly payments of EUR 1,200.

The Company has no other commitments or contingencies as of April 30, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended April 30, 2016 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K our Annual Report on Form 10-K for year ended July 31, 2015, as filed on November 13, 2015, including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

On July 15, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) which was consummated on August 21, 2015, with Steampunk Wizards Ltd., a company incorporated on October 27, 2014,  pursuant to the laws of Malta (“Malta Co.”), Anton Lin, the Company’s Chief Executive Officer (“CEO” or “Lin”), and the persons listed in Exhibit A thereof (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”). Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, the Company issued 4,812,209 shares (the “New Shares”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the Shareholders (or their designees), and Lin caused 10,096,229 shares of the Company’s common stock that he owned (the “Lin Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively represented 55% of the issued and outstanding common stock of the Company immediately after the closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co.  As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. became our wholly owned subsidiary and there was a change of control of the Company.

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

Upon the closing of the Share Exchange, the Company took over Malta Co.’s in-house team consisting of designers, developers, artists, programmers and marketers that allows it to design and develop its own games through every stage from conception to publication. The Company has been growing recently and now has the capacity to produce and launch one or two major game franchises each year, along with four to six casual games. The first game, a casual game called Bungee Mummy: Challenges, is a compendium of 4 mini games set in the Bungee Mummy Egyptian theme and launched in early August 2015.  It is a mobile game designed primarily for smartphones and tablets (supporting both Android and IOS). Thereafter, having launched a trial version of our larger game- Bungee Mummy: King’s Escape - in early 2015, we launched a replacement game called Bungee Mummy: Reborn on Android and iOS in December 2015. Bungee Mummy: Reborn is a level-based adventure-puzzler with an Egyptian theme. Since then, the Company has released two further games. Whack-A-Geemie, a mobile game that fuses slots with whack-a-mole and Neon Gliders, an endless runner set in space with retro-style graphics. All games are playable in Android and iOS smartphones and tables, and Neon Gliders is also playable on Apple TV.

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

If we are unable to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations. Recently, management has begun looking for merger or acquisition candidates in order to enhance shareholder value.  If we are able to identify such a candidate and reach an agreement, such candidate may determine to pursue a business plan that is different from our current operations.  At present, we do not have any definitive agreement in place for such a merger or acquisition.

Results of Operations

The following summary of our results of operations, for the three and nine months ended April 30, 2016 and 2015, should be read in conjunction with our audited financial statements for the year ended July 31, 2015, as included in our Form 8-K/A for the fiscal year ended July 31, 2015 filed on February 8, 2016.

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

We have not yet generated significant revenues and have accumulated deficit of $1,090,966 since inception through April 30, 2016.

The following table provides selected financial data about our company as of April 30, 2016 and July 31, 2015.

Balance Sheet Data

	April 30,	July 31,
	2016	2015

Cash	$6,322	$53,472
Total assets	$48,452	$78,231
Total liabilities	$417,293	$298,643
Stockholders' deficit	$(368,841)	$(220,412)

For the three months ended April 30, 2016 we generated revenues of $0.

For the Three Months Ended April 30, 2016 compared to the Three Months Ended April 30, 2015

During the three months ended April 30, 2016, we recorded $45,739 costs on software development, office and administration expense of $34,683, professional fees of $43,571 for ongoing regulatory requirements and accrued $2,317 interest on short-term loans.

During the three month periods ended April 30, 2015, we recorded $0 costs on software development, impairment of $184,242, office and administration expense of $76,851, professional fees of $9,837 for ongoing regulatory requirements and accrued $0 interest on short-term loans.

For the Nine Months Ended April 30, 2016 compared to the Nine Months Ended April 30, 2015

During the nine months ended April 30, 2015, we recorded $144,670 costs on software development, office and administration expense of $289,534, professional fees of $184,462 for ongoing regulatory requirements and accrued $4,831 interest on short-term loans.

From inception (October 27, 2014) through April 30, 2015, we recorded $0 costs on software development, impairment of $184,242, office and administration expense of $128,582, professional fees of $26,305 for ongoing regulatory requirements and accrued $0 interest on short-term loans.

Liquidity and Capital Resources

Working Capital

	April 30,	July 31,
	2016	2015	Change

Current Assets	$35,374	$73,424	$(38,050)
Current Liabilities	417,293	298,643	118,650
Working Capital (Deficiency)	$(381,919)	$(225,219)	$(156,700)

Cash Flows

	Nine Months Ended	October 27, 2014 (Inception) to
	April 30,	April 30,
	2016	2015	Change

Cash used in operating activities	$(553,260)	$(154,143)	(399,117)
Cash used in investing activities	$(10,468)	$(34,533)	24,065
Cash provided by financing activities	$523,964	$202,047	321,917
Effects on changes in foreign exchange rate	$(7,386)	$(13,066)	5,680
Net (decrease) increase in cash and cash equivalents	$(47,150)	$305	(47,455)

Cash Flow from Operating Activities

During the nine month period ended April 30, 2016, cash used in operating activities was $553,260 compared to cash used in operating activities of $154,143 during the period ended April 30, 2015. The increase in cash used in operating activities was due to the increase in operating expenses. For the nine month period ended April 30, 2016, the Company had a net loss of $616,929, but this loss was offset by depreciation of $2,335, other income adjusted with short-term loan of $12,830, accrued management fees of $60,000, an increase in accounts receivable of $2,345, a decrease in prepaid and other deposits of $10,834, an increase in other assets of $1,279, an increase in accounts payable and accrued liabilities of $2,123, and an increase in accrued interest of $4,831. From October 27, 2014 (inception) through April 30, 2015, the Company had a net loss of $339,129, but this loss was offset by depreciation of $404, impairment of $184,242, an increase in accounts receivable of $6,831, an increase in prepaid and other deposits of $4,431, an increase in other assets of $1,392 and an increase in accounts payable and accrued compensation of $12,994.

Cash Flow from Investing Activities

During the nine month period ended April 30, 2016, the Company used $10,468 cash to purchase equipment.

During the period October 27, 2014 (inception) through April 30, 2015, the Company used $3,190 cash to purchase equipment and $31,343 to purchase intangible assets.

Cash Flow from Financing Activities

During the nine month period ended April 30, 2016, the Company issued 613,593 shares of common stock for cash of $440,579. On August 21, 2015, the Company assumed $101,095 loans provided by the former Chief Executive Officer (“CEO”) of the Company through the share exchange transaction. During the period ended April 30, 2016, the former CEO advanced $81,832 to the Company and the Company repaid $69,361 to the former CEO. During the period ended April 30, 2016, the Company received $70,914 short-term loans from unrelated third party, repaid $0 short-term loans and reclassified $164,730 short-term loan through the share exchange transaction.

During the period October 27, 2014 (inception) through April 30, 2015, the Company issued 9,405,955 shares of common stock for cash of $124,639 and received $33,296 loans from related party and $44,112 short-term loans from un-related party.

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

Critical Accounting Policy and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended July 31, 2015, for disclosures regarding the Company's critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on any and all equity securities we have sold during the three month period ended April 30, 2016, that were not registered under the Securities Act of 1933 as amended, is set forth below:

On March 4, 2016 the Company issued 7,534 shares of common stock for $7,459 ($0.99/share).

On March 10, 2016 the Company issued 143,639 shares of common stock for $35,000 ($0.24/share).

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act for sales not involving a public offering or Rule 506(b) of Regulation D promulgated by the SEC. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3. Defaults Upon Senior Securities.

On March 26, 2016, the Company defaulted on a $22,888 loan from Deep Blue Trading, with interest at 7% from and including the date of the drawdown of the loan, such interest to be paid together with the capital sum of the loan at the end of the loan period, with the outstanding principal amount due on the loan at $22,888 and $1,760 owed in accrued interest.

On April 20, 2016, the Company defaulted on a $22,888 loan from Deep Blue Trading, with interest at 7% from and including the date of the drawdown of the loan, such interest to be paid together with the capital sum of the loan at the end of the loan period, with the outstanding principal amount due on the loan at $22,888 and $1,650 owed in accrued interest.

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

STEAMPUNK WIZARDS, INC.
(Registrant)

Dated: June 20, 2016	/s/ Joshua O’Cock
Joshua O’Cock
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director
(Principal Executive Officer and Financial and Accounting Officer)