Form 10-K
period 2016-07-31
Tianci International, Inc.
filed 2017-01-13
CIK 1557798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                ] to [                 ]

Commission file number: 333-184061

TIANCI INTERNATIONAL, INC.

(formerly known as Steampunk Wizards, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	45-5440446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Xusheng Building, Yintian Road, Bo’an District, Shenzhen, Guangdong Province, People’s Republic of China	518101
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

86-0755 83695082

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   Yes  ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).   Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☒   No  ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2016, was $3,142,480 based on a $0.31 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

49,853,280 as of January 9, 2017

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

All references in this Form 10-K to “Company”, “Tianci”, “we,” “us” or “our” mean Tianci International, Inc. (formerly known as “Steampunk Wizard, Inc.”), unless otherwise indicated.

“PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report, Taiwan, Hong Kong and Macau. “RMB” or “Renminbi” refers to the legal currency of China and “$”, “US$” or “U.S. Dollars” refers to the legal currency of the United States.

PART I

Item 1. Business

Corporate Overview

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

We were incorporated in the State of Nevada on June 13, 2012. Our current business office is located at Xusheng Building, Yintian Road, Bo’an District, Shenzhen, Guangdong Province, People’s Republic of China. Our telephone number is 86-0755 83695082.

Our limited business until October 13, 2016, when control of our company changed (“Change of Control”) pursuant to a share purchase agreement and a spin-off agreement set forth below (respectively “Change of Control SPA” and the “Spin-Off Agreement”), was computer game development. On October 26, 2016, our corporate name was changed from “Steampunk Wizards, Inc.” to "Tianci International, Inc." The name change was effected on November 27, 2016, pursuant to Nevada Revised Statutes Section 92A.180 (the “Name Change”), in connection with the merger of us into our then subsidiary, Tianci International Inc. (the “Statutory Merger”)

We are now exploring business combination opportunities with existing business.

Current Business

Based on proposed business activities, we are a “blank check” company. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Our principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers. As of the date of this Annual Report, we have not entered into any agreement with any party regarding acquisition opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;
●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
●	Strength and diversity of management, either in place or scheduled for recruitment;
●	Capital requirements and anticipated availability of required funds from the Registrant, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
●	The extent to which the business opportunity can be advanced;
●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
●	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available acquisition opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We may not discover or adequately evaluate adverse facts about the business to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, we are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Historical Activities

2014 Sale

In January 2014, we were a party to a securities purchase agreement (the "2014 SPA") by and among ourselves, certain of our shareholders (the "Selling Shareholders") owning an aggregate of 27,000,000 shares (approximately 51.7%) of our common stock (the "Sold Stock") and Anton Lin ("Lin").  Pursuant to the 2014 SPA, Lin purchased the Sold Stock for $27,000 (the "Purchase Price") from the Selling Shareholders in a private sale transaction (the "Private Sale"). The Selling Shareholders were our former sole officer and director: Thomas Hynes ("Hynes") and corporate secretary: Nina Bijedic ("Bijedic").  Pursuant to the 2014 SPA, Hynes and Bijedic submitted their resignations from all positions held with us; prior to the closing of the Private Sale, our Board of Directors appointed Lin as our sole director and Chief Executive Officer, which appointment took effect immediately following the close of the Private Sale.  Following the Private Sale, a change in control occurred since Lin gained control of almost 52% of our outstanding common stock.

2015 Share Exchange

On July 15, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”), Lin, being the owner of record of 11,451,541 common shares of us and the persons listed thereof (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”). Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of us in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of us, on August 21, 2015, we issued 4,812,209 shares (the “New Shares”) (subject to adjustment for fractionalized shares as set forth below) of our common stock to the Shareholders (or their designees), and Lin caused 10,096,229 shares of our common stock that he owned (the “Lin Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively represented 55% of the issued and outstanding common stock of us immediately after the Closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co. As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. became a wholly owned subsidiary (the “Subsidiary”) of us and there was a change of control of us following the closing. The Shareholders of Malta Co. own approximately 55% of our issued and outstanding common stock. There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

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

Malta Co. was incorporated in 2014 to acquire the intellectual property (IP) related to an unfinished game called “Tangled Tut.” Making full use of the team’s experience and diverse talent set, we built the first mobile game with 3D printable rewards embedded and the associated IP and server technology. As a result, we are well positioned to take advantage of one of the major trends in the Electronics Entertainment industry sector, namely the space where virtual and real worlds blur.

Through our wholly owned subsidiary, we were an independent games development and technology company specialized in developing enchanting games and gaming technology where the real and virtual worlds blur.

Lin resigned from the CEO and sole director positions in on January 29, 2016, on which date Mr. Joshua O’Cock became our CEO, CFO, Secretary and Director.

Change of Control

On October 13, 2016, we entered into a spin-off agreement (the “Spin-Off Agreement”) with Malta Co. and Praefidi Holdings Limited (the “Buyer”), an entity organized under the laws of Malta and owned by Brendon Grunewald (respectively, the “Share Purchase” and the “Spin-Off”). Pursuant to the Spin-Off Agreement, the Buyer received all of the issued and outstanding capital stock of Malta Co. and we received $2,000 as purchase price. The Buyer became the sole equity owner of Malta Co. and we have no further interest in Malta Co.

On October 13, 2016, shareholders (the “Sellers”), who own, in the aggregate 18,071,445 shares (the “Shares”) of common stock, par value $0.0001 per share of us, entered into a Share Purchase Agreement (the “Change of Control SP”) with certain purchasers listed thereof pursuant to which the Purchasers acquired the Shares for an aggregate purchase price of $150,000. The transaction contemplated in the Change of Control SP closed on the same day.

The Shares represent approximately 65.1% of all the issued and outstanding common stock of us. Therefore, the transaction has resulted in a change of control. (the “Change of Control”)

In connection with the Change of Control, Mr. Joshua O’Cock, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole director, resigned from all the director and officer positions with us, meaning that all former directors and officers, including Mr. Brendon Grunewald and Mr. Anton Lin, no longer held any of the director and officer positions.

Simultaneously with the closing, Cuilian Cai, was appointed as a director and Chief Executive Officer and Chief Financial Officer.

Statutory Merger and Name Change

On October 26, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly-owned subsidiary, Tianci International, Inc., a newly formed Nevada Corporation ("Merger Sub"), with Merger Sub being the surviving entity. The transaction contemplated in the Merger Agreement (“Merger”) became effective on November 7, 2016.

As permitted by the Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of the company's name from Steampunk Wizards, Inc. to Tianci International, Inc. Upon the filing of the Articles of Merger, (the "Articles of Merger") with the Nevada Secretary of State on October 26, 2016 to effect the Merger, our name changed effectively on November 7, 2016.

Private Placement

On January 4, 2017, we entered into a Securities Purchase Agreement (the “Private Placement SPA”) with certain purchasers set forth thereof (the “Purchasers”) whereby the Purchasers acquired 19,532,820 shares (the “Shares”) of our common stock, par value $0.0001 per share, at price of $0.005 per share for an aggregate purchase price of $97,664.10. (the “Private Placement”) The transaction contemplated in the Private Placement SPA closed on the same day.

Business Prior to the Change of Control

On July 15, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”), Anton Lin, an individual, and the Company’s former sole officer and director (“Lin”), being the owner of record of 11,451,541 common shares of the Company and the persons listed in Exhibit A thereof (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”). Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, on August 21, 2015, the Company issued 4,812,209 shares (the “New Shares”) (subject to adjustment for fractionalized shares as set forth below) of the Company’s common stock to the Shareholders (or their designees), and Lin caused 10,096,229 shares of the Company’s common stock that he owned (the “Lin Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively shall represent 55% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co.  As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. became a wholly owned subsidiary (the “Subsidiary”) of the Company and there was a change of control of the Company following the closing.  The Shareholders of Malta Co. own approximately 55% of our issued and outstanding common stock. There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

Following the Share Exchange, we abandoned our prior business plan and started to to develop computer games, applications and merchandise, and, launched one game, Bungee Mummy, in the end of August 2015.

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

Through Malta, we were an independent games development and technology company specialized in developing enchanting games and gaming technology where the real and virtual worlds blur.  We had an in-house team of designers, developers, artists, programmers and marketers that allow us to design and develop our own games through every stage from conception to publication.

Our first game, a casual game called Bungee Mummy – Challenges, which was launched in late August this year, is a compendium of 4 mini games set in the Bungee Mummy Egyptian theme; it is a mobile game designed primarily for smartphones and tablets (supporting both Android and IOS). Bungee Mummy- King’s Escape is the larger game within the Bungee Mummy franchise, and it was released later in 2015. King’s Escape is an Egyptian themed level-based mobile game (designed primarily for tablets and smartphones) that works on both Android and iOS.  The game had novel game play characteristics which could be described as a cross between Spiderman, Angry Birds and Cut the Rope in its gameplay. In it players swing and catapult themselves through levels while avoiding different obstacles, solving puzzles and killing their enemies along the way. Players access to numerous power-ups and a variety of techniques to help them through the different levels which take players from world to virtual world.

From launch to October 5, 2015, Bungee Mummy Challenges received 488 downloads on iOS with a 7-day retention rate of 22%.  During that period it received 1692 downloads on Android, with a 7-day retention rate of 25%.  No advertising was put behind the game, explaining the low download numbers.  Given the higher-than-expected 7-day retention rates, the Challenges game shows good potential.

Employees. As of the date of this Annual Report, we had 2 employees.

Item 1A. Risk Factors

Risks Related to our Business

We are a development stage company, and our future success is highly dependent on the ability of management to locate and attract a suitable acquisition which we may be unable to do.

We were incorporated in June 13, 2012 and are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity, if any. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Our business is difficult to evaluate because we have limited operating history.

As the Company has limited operating history and no revenue or assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has no revenues or earnings from operations since inception. We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We are likely to incur losses.

From August 01, 2015, until July 31, 2016, we have incurred a loss of $689,476 and we expect that we will incur losses at least until we complete a business combination and perhaps after such combination as well. There can be no assurances that we will ever be profitable.

Our business may have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. There is no geographic or industrial limitation on our search for an appropriate business combination. We cannot guarantee that we will be able to negotiate a business combination with any entity on favorable terms.

Limited funds and lack of full-time management make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity and we may not discover or adequately evaluate adverse facts about the target company to be acquired.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources to such opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses, legal fees and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition at which time the success of the acquisition may be dependent on many things out of our control.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

We have not identified a specific potential acquisition target. Accordingly, an acquisition may not happen.

We have no agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. Our flexibility in seeking, analyzing and participating in potential business opportunities will be restricted by our limited assets and access to financing. While we believe there may be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure that we will properly ascertain or assess all significant risk factors.

We face a number of risks associated with potential acquisitions, including the possibility that we may incur substantial debt which could adversely affect our financial condition.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way. Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which could adversely affect our financial condition. Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Any indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

There is competition for those companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

There are relatively low barriers to becoming a blank check company or shell company, thereby increasing the competitive market for a small number of business opportunities.

There are relatively low barriers to becoming a blank check company or shell company. A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a registration statement on Form 10 with the SEC, thereby registering its common stock pursuant to Section 12(g) of the Exchange Act with the SEC. Assuming no comments to the Form 10 have been received from the SEC, the registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a blank check or shell company can increase the already highly competitive market for a limited number of businesses that will consummate a successful business combination.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time, no more than five hours per week on average, to the Company’s affairs before a suitable target company is identified. Our officers have not entered into a written employment agreement with us and we do not expect to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There may be conflicts of interest between our management and the non-management stockholders of the Company.

Currently, affiliates of our stockholder are also our officers and directors. However, if in the future shares of our common stock are held by additional members of management not associated with our stockholders, management may have an incentive to act adversely to the interests of the stockholders of the Company. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. In addition to this, our officers and directors are involved in other business activities and they may be presented with a business opportunity which would pose a conflict of interest with the business of the Company. The Company has not, as of the date hereof, developed a policy to deal with such conflicts. As a result, conflicts of interest can be resolved only through our officers and directors’ exercise of such judgment as is consistent with their fiduciary duties to the Company and they are legally required to make the decision based upon the best interests of the Company and the Company's other stockholders, rather than their own personal pecuniary benefit.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly.

We have no business that produces revenues, however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require that the Company engage legal, accounting and auditing services. The engagement of such services can be costly and the Company is likely to incur losses which may adversely affect the Company’s ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 required that the Company establish and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to the Company may make it difficult for the Company to establish and maintain adequate internal controls over financial reporting. In the event the Company fails to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we do not believe we will be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since it is likely that we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

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

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes- Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

As of July 31, 2016, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level, and that our internal control over financial reporting was not effective due to the existence of the material weaknesses as of the end of the period covered by this Report. We cannot assure you that we will not, in the future, identify additional areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

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

Market for penny stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;
●	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,
●	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

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

Risks Related to Shell Company Status

Because we are a “shell company” under applicable securities rules, investors may not be able to rely on resale exemptions provided by Rule 144 of the Securities Act. As a result, investors may not be able to resell our shares and could lose their entire investment.

We are a “shell company” under Rule 405 of Regulation C of the Securities Act. A “shell company” is a company with either no or nominal operations or assets, or assets consisting solely of cash and cash equivalents. As a result, our investors are not allowed to rely on Rule 144 of the Securities Act for a period of twelve months from the date that we cease to be a shell company. Because investors may not be able to rely on an exemption for the resale of their shares other than Rule 144, and there is no guarantee that we will cease to be a shell company, they may not be able to re-sell our shares in the future and could lose their entire investment as a result.

Because we are a “shell company” under applicable securities rules, we are subject to additional disclosure requirements if we acquire or dispose of significant assets in the course of our business or we undergo a change in control. We will incur additional costs meeting these requirements, which will adversely impact our financial performance and, therefore, the value of your investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any property. We currently do not have a lease for the office space we are using in China. Our sole director, Ms. Cuilian Cai, has allowed us to use the space at no costs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our company's common stock is quoted on the OTCQB under the symbol "SPWZ". Our stock did not begin trading until March 15, 2013.

The following table sets forth the quarterly high and low bid prices for the common stock from for the past two fiscal years.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low

Quarter ended October 31, 2014	$2.50	$0.38
Quarter ended January 31, 2015	$1.46	$1.46
Quarter ended April 30, 2015	$1.88	$0.63
Quarter ended July 31, 2015	$1.5	$0.25
Quarter ended October 31, 2015	$2.50	$0.38
Quarter ended January 31, 2016	$1.46	$1.46
Quarter ended April 30, 2016	$1.88	$0.63
Quarter ended July 31, 2016	$1.5	$0.25

On December 21, 2016, the closing bid price of the common stock was $0.0145

Holders

As of January 9, 2017 there were 88 stockholders of record and an aggregate of 49,853,280 shares of our common stock were issued and outstanding.   Our common shares are issued in registered form.  The transfer agent of our company's common stock is Action Stock Transfer Corporation at 2469 E Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

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

Recent Sales of Unregistered Securities

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, that has not previously been include in our Quarterly Reports on Form 10-Q filed with SEC on June 20, 2016, March 21, 2016 and December 21, 2015, is set forth below.

The transaction listed below was made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act and/or Regulation S as promulgated thereunder, for sales not involving a public offering, unless otherwise noted.  The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As more fully described above, in connection with the Private Placement SPA, we issued a total of 19,532,820 shares of our common stock to certain purchasers set forth thereof.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2016.

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

Overview

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

We were incorporated in the State of Nevada on June 13, 2012, as a for-profit company, with a fiscal year end of July 31. Our current principal office is located at Xusheng Building, Yintian Road, Bo’an District, Shenzhen, Guangdong Province, People’s Republic of China. Our telephone number is 86-0755 83695082.

Our limited business until October 13, 2016, when control of our company changed (“Change of Control”) pursuant to a share purchase agreement and a spin-off agreement set forth below (respectively “Change of Control SPA” and the “Spin-Off Agreement”), was computer game development. On October 26, 2016, our corporate name was changed from “Steampunk Wizards, Inc.” to "Tianci International, Inc." The name change was effected on November 27, 2016, pursuant to Nevada Revised Statutes Section 92A.180 (the “Name Change”), in connection with the merger of us into our then subsidiary, Tianci International Inc. (the “Statutory Merger”)

We are now exploring business combination opportunities with existing business.

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

On July 15, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”), Lin, being the owner of record of 11,451,541 common shares of us and the persons listed thereof (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”). Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of us in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of us, on August 21, 2015, we issued 4,812,209 shares (the “New Shares”) (subject to adjustment for fractionalized shares as set forth below) of our common stock to the Shareholders (or their designees), and Lin caused 10,096,229 shares of our common stock that he owned (the “Lin Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively represented 55% of the issued and outstanding common stock of us immediately after the Closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co. As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. became a wholly owned subsidiary (the “Subsidiary”) of us and there was a change of control of us following the closing. The Shareholders of Malta Co. own approximately 55% of our issued and outstanding common stock. There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

Following the Share Exchange, we have abandoned our prior business plan and we persuaded Malta Co.’s historical businesses and proposed businesses.

Malta Co. was incorporated in 2014 to acquire the IP related to an unfinished game called “Tangled Tut.” Making full use of the team’s experience and diverse talent set, Malta Co. built the first mobile game with 3D printable rewards embedded and the associated IP and server technology. As a result, we were well positioned to take advantage of one of the major trends in the Electronics Entertainment industry sector, namely the space where virtual and real worlds blur.

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

We have not yet generated significant revenues and have accumulated deficit of $1,157,538 since inception through July 31, 2016.

The following table provides selected financial data about our company as of July 31, 2016 and 2015.

Balance Sheet Data

	July 31,	July 31,
	2016	2015	Change	%

Cash held for sale	$339	$53,472	$(53,133)	(99%)
Assets held for sale and total assets	$31,609	$78,231	$(46,622)	(60%)
Total liabilities	$458,590	$298,643	$159,947	54%
Stockholders' deficit	$(426,981)	$(220,412)	$(206,569)	94%

	Year Ended July 31, 2016	October 27, 2014 (Inception) to July 31, 2015	Change	%
Revenue	$-	$-	$-	-
Operating expenses	315,576	-	315,576	-
Loss from Continued Operation	(315,576)	-	(315,576)	-
Loss from Discontinued Operation	(367,925)	(474,037)	106,112	(22%)
Net Loss	$(683,501)	$(474,037)	$(209,464)	44%

Revenue

For the year ended July 31, 2016 we generated revenues of $0.

Operating Expenses

Operating expenses increased $315,576 for the year ended July 31, 2016 as compared to the period October 27, 2014 (inception) through July 31, 2015. The following table presents operating expenses for 2016 and 2015:

		October 27, 2014
	Year Ended July 31,	(Inception) to July 31,
	2016	2015	Change	%
Office and miscellaneous	$124,514	$-	124,514	-
Professional fees	191,062	-	191,062	-
Total Operating Expenses	$315,576	$-	315,576	-

Operating expenses for the period October 27, 2014 (inception) through July 31, 2015 was recognized as discontinued expenses.

Discontinued Expenses

Pursuant to the Spin-Off Agreement, the Company recorded all expenses from the subsidiary in Malta as discontinued expenses. Loss from Discontinued Operation for the year ended July 31, 2016 and the period October 27, 2014 (inception) through July 31, 2015 was $367,925 and $474,037, respectively. As the spin-off occurred subsequent to the year end we recorded assets held for sale of $31,609 and $78,231 and liabilities held for sale of $252,726 and $298,643, as at July 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Working Capital

	July 31,	July 31,
	2016	2015	Change	%
Current Assets	$31,609	$78,231	$(46,622)	(60%)
Current Liabilities	458,590	298,643	159,947	54%
Working Capital (Deficiency)	$(426,981)	$(220,412)	$(206,569)	94%

Working Capital Deficiency increased due to an increase in accounts payable of $74,040 and due to related parties of $131,824.

Cash Flows

	(Inception) to July 31, 2016	October 27, 2014 July 31, 2015	Change
Cash used in continued operating activities	$(190,230)	$-	$(190,230)
Cash used in discontinued operating activities	$(350,017)	$(258,471)	$(91,546)
Cash used in discontinued investing activities	$(10,151)	$(94,249)	$84,098
Cash provided by continued financing activities	$398,695	$-	$398,695
Cash provided by discontinued financing activities	$154,799	$362,082	$(207,283)
Effects on changes in foreign exchange rate	$(3,096)	$(9,362)	$6,266
Net (decrease) increase in cash and cash equivalents	$-	$-	$-

For the period from inception (October 27, 2014) to July 31, 2015, represents only the cash flows from our wholly-owned subsidiary. Due to the spin-off of this subsidiary subsequent to the July 31, 2016, all cash flows for 2015 are reflected as discontinued.

Cash Flow from Operating Activities

During the year ended July 31, 2016, cash used in continued operating activities was $190,230 compared to cash used in continued operating activities of $0 during the period October 27, 2014 (inception) through July 31, 2015. The increase in cash used in continued operating activities was due to the increase in operating expenses. For the year ended July 31, 2016, the Company had a net loss from continued operation of $315,576, but this loss was offset by accrued management fees of $60,000, and a change in working capital of $65,346.

During the period ended July 31, 2016, cash used in discontinued operating activities was $350,017 compared to cash used in discontinued operating activities of $258,471 during the period October 27, 2014 (inception) through July 31, 2015.

Cash Flow from Investing Activities

Cash used in discontinued investing activities were $10,151 and $94,249 for the year ended July 31, 2016 and the period October 27, 2014 (inception) through July 31, 2015, respectively.

During the year ended July 31, 2016, the Company used $10,151 cash to purchase equipment. Cash used in discontinued operating during the period October 27, 2014 (inception) through July 31, 2015, was $6,593 to purchase equipment and $87,656 to purchase intangible assets.

Cash Flow from Financing Activities

Cash used in continued financing activities were $398,695 and $0 for the year ended July 31, 2016 and the period October 27, 2014 (inception) through July 31, 2015, respectively. During the year ended July 31, 2016, the Company received cash from issuance of 613,593 shares of common of $440,579, loan from the former CEO of $16,822 and the Company repaid $57,917 to the former CEO.

Cash used in discontinued financing activities were $154,799 and $362,082 for the year ended July, 31, 2016 and the period October 27, 2014 (inception) through July 31, 2015, respectively. During the year ended July 31, 2016, the Company received $76,985 short-term loans from unrelated third party, loan from the related party of $16,822 and the Company repaid $57,917 to the former CEO. During the period October 27, 2014 (inception) through July 31, 2015, the Company issued 9,405,955 shares of common stock for cash of $125,839 and received short-term loans of $236,243.

With the proceeds received from Private Placement in January 2017, we are expected to operate as planned in the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have not identified any additional critical accounting policies and judgments. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in note 2 to our financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at July 31, 2016, the Company has working capital deficiency of $426,981and has incurred losses since inception resulting in an accumulated deficit of $1,157,538. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

TIANCI INTERNATIONAL, INC.

(Formerly STEAMPUNK WIZARDS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of July 31, 2016 and 2015	F-2

Consolidated Statements of Operations and Comprehensive Loss for the year ended July 31, 2016 and for the period October 27, 2014 (Inception) to July 31, 2015	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the year ended July 31, 2016 and for the period October 27, 2014 (Inception) to July 31, 2015	F-4

Consolidated Statements of Cash Flows for the year ended July 31, 2016 and for the period October 27, 2014 (Inception) to July 31, 2015	F-5

Notes to the Audited Consolidated Financial Statements	F-6 - F-16

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Tianci International, Inc.

(formerly known as Steampunk Wizards, Inc.).

We have audited the accompanying consolidated balance sheet of Tianci International, Inc.(formerly known as Steampunk Wizards, Inc.), (the “Company”), as of July 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, statement of stockholders’ deficit and statement of cash flows for the year ended July 31, 2016 and for the period from October 27, 2014 (inception) to July 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tianci International, Inc.(formerly known as Steampunk Wizards, Inc.) as of July 31, 2016 and 2015 and the results of their operations and comprehensive loss and their cash flows for the year ended July 31, 2016 and for the period from October 27, 2014 (inception) to July 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has an accumulated deficit and working capital deficiency as of July 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ RBSM LLP

Henderson

Nevada

January 12, 2017

TIANCI INTERNATIONAL, INC.

(Formerly STEAMPUNK WIZARDS, INC.)

CONSOLIDATED BALANCE SHEETS

	July 31, 2016	July 31, 2015
ASSETS
Current Assets
Assets held for sale	$31,609	$78,231
Total Current Assets	31,609	78,231
TOTAL ASSETS	$31,609	$78,231

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$74,040	$-
Due to related parities	131,824	-
Liabilities held for sale	252,726	298,643
Total Current Liabilities	458,590	298,643

Commitments and Contingencies (Note 12)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 27,767,269 and 14,908,438 shares issued and outstanding, respectively	2,777	1,491
Additional paid-in capital	750,867	269,246
Accumulated deficit	(1,157,538)	(474,037)
Accumulated other comprehensive loss	(23,087)	(17,112)
TOTAL STOCKHOLDERS' DEFICIT	(426,981)	(220,412)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,609	$78,231

The accompanying notes are an integral part of these consolidated financial statements

TIANCI INTERNATIONAL, INC.

(Formerly STEAMPUNK WIZARDS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		October 27, 2014
	Year ended	(Inception) to
	July 31,	July 31,
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES
Office and miscellaneous	124,514	-
Professional fees	191,062	-
Total Operating Expenses	315,576	-

LOSS FROM OPERATIONS	(315,576)	-

LOSS BEFORE INCOME TAXES	(315,576)	-
Provision for income taxes	-	-
Loss from Continued Operation	(315,576)	-

Loss from Discontinued Operation, Net of Tax Benefits	(367,925)	(474,037)

NET LOSS	$(683,501)	$(474,037)

STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(683,501)	$(474,037)
Other Comprehensive loss:
Foreign currency translation adjustments	(5,975)	(17,112)
TOTAL COMPREHENSIVE LOSS	$(689,476)	(491,149)

Basic and diluted loss per common share from continued operation	$(0.01)	$(0.00)
Basic and diluted loss per common share from discontinued operation	$(0.01)	$(0.03)
Basic and Diluted Weighted Average Common Shares Outstanding	26,886,255	13,909,309

The accompanying notes are an integral part of these consolidated financial statements

TIANCI INTERNATIONAL, INC.

(Formerly STEAMPUNK WIZARDS, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED JULY 31, 2016 AND FOR THE PERIOD ENDED OCTOBER 27, 2014 (INCEPTION) TO JULY 31, 2015

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Loss	Deficit

Balance - October 27, 2014 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock	14,908,438	1,491	269,246	-	-	270,737
Net loss	-	-	-	(474,037)	-	(474,037)
Foreign currency translation adjustments	-	-	-	-	(17,112)	(17,112)
Balance - July 31, 2015	14,908,438	1,491	269,246	(474,037)	(17,112)	(220,412)
Recapitalization	12,245,238	1,225	37,853	-	-	39,078
Common stock issued for cash	613,593	61	440,518	-	-	440,579
Contribution	-	-	3,250	-	-	3,250
Net loss for the period	-	-	-	(683,501)	-	(683,501)
Foreign currency translation adjustments	-	-	-	-	(5,975)	(5,975)
Balance - July 31, 2016	27,767,269	$2,777	$750,867	$(1,157,538)	$(23,087)	$(426,981)

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC.

(Formerly STEAMPUNK WIZARDS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		October 27, 2014
	Year ended	(Inception) to
	July 31,	July 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(315,576)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Management fees accrued - related party	60,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other deposits	16,310	-
Accounts payable and accrued liabilities	49,036	-
Net cash used in continued operating activities	(190,230)	-

Net cash used in discontinued operating activities	(350,017)	(258,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in continued investing activities	-	-

Net cash used in discontinued investing activities	(10,151)	(94,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	440,579	-
Proceeds from related parties	16,822	-
Repayment to related parties	(57,917)	-
Overdraft repaid	(789)	-
Net cash provided by continued financing activities	398,695	-

Net cash provided by discontinued financing activities	154,799	362,082

Effects on changes in foreign exchange rate	(3,096)	(9,362)

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities
Accounts payable assumed in reverse acquisition	$40,867	$-
Common shares issued for intangible assets and receivables	$-	$144,898
Payments made by related parties	$11,824	$22,114
Prepaid asset assumed in reverse acquisition	$16,310	$-
Related party loans assumed in reverse acquisition	$101,095	$-
Short-term loans reclassified as inter-company loans	$164,730	$-
Contribution	$3,250	$-

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC.

(Formerly STEAMPUNK WIZARDS, INC.)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 AND 2015

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Tianci International, Inc. (“the Company”, “Tianci”) was incorporated under the laws of the State of Nevada, U.S. as Freedom Petroleum, Inc. on June 13, 2012. In May 2015, the Company changed its name to Steampunk Wizards Inc. and on November 9, 2016, the Company changed its name to Tianci International, Inc. The Company’s fiscal year end is July 31.

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

On October 13, 2016, the Company entered into a spin-off agreement (the “Spin-Off Agreement”) with Steampunk Wizards Ltd., the Company’s wholly owned subsidiary and a company incorporated pursuant to the laws of Malta (“Steampunk”), and Praefidi Holdings Limited (the “Buyer”), an entity organized under the laws of Malta and owned by Brendon Grunewald, former director of the Company. Pursuant to the Spin-Off Agreement, the Buyer shall receive all of the issued and outstanding capital stock of Steampunk and the Company shall receive $2,000 as purchase price. The Buyer shall become the sole equity owner of the Steampunk and the Company shall have no further interest in Steampunk.

On October 26, 2016, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Tianci International, Inc., a newly formed Nevada Corporation ("Merger Sub"), formed on November 09, 2016, with Merger Sub being the surviving entity. The transaction contemplated in the Merger Agreement (“Merger”) which became effective on November 9, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Basis of Consolidation

These financial statements include the accounts of the Company and its subsidiary, Steampunk Wizards Ltd. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $339 and $53,472 of cash at July 31, 2016 and 2015, respectively. The same are shown as asset held for sale in the financial statements.

Fair Value of Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist of cash, accounts receivable, prepaid expenses and other deposits, accounts payable and accrued liabilities, amounts due to related parties and loans.  The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and accumulated impairment. Cost includes all direct costs necessary to acquire and prepare assets for use, including internal labor and overhead in some cases. Depreciation is calculated on the straight-line basis so as to write off the cost of each asset to its residual value over its estimated useful economic life. Costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss recognized in net earnings.

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

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

Basic and Diluted Earnings (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2016 and 2015.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Foreign Currency Translation and Re-measurement

The Company's functional and reporting currency is the U.S. dollar. All transactions initiated in EURO are translated into U.S. dollars in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Equities at historical rate
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	July 31,	July 31,
	2016	2015
Spot EURO: USD exchange rate	$1.12	$1.10
Average EURO: USD exchange rate	$1.11	$1.14

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at July 31, 2016, the Company has working capital deficiency of $426,981 and has incurred losses since inception resulting in an accumulated deficit of $1,157,538. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placements of common stock.

NOTE 4 –ASSETS/LIABILITIES HELD FOR SALE

On October 13, 2016, the Company entered into a spin-off agreement (the “Spin-Off Agreement”) with Steampunk Wizards Ltd., the Company’s wholly owned subsidiary and a company incorporated pursuant to the laws of Malta (“Steampunk”), and Praefidi Holdings Limited (the “Buyer”), an entity organized under the laws of Malta and owned by Brendon Grunewald. Pursuant to the Spin-Off Agreement, the Buyer shall receive all of the issued and outstanding capital stock of Steampunk and the Company shall receive $2,000 as purchase price. The Buyer shall become the sole equity owner of the Steampunk and the Company shall have no further interest in Steampunk.

The following table shows the results of operations of Steampunk for fiscal years 2016 and 2015 which are included in the loss from discontinued operations:

		October 27,
	For the Years Ended	2014 (Inception) to
	July 31,	July 31,
	2016	2015
Operating expenses
Development costs	$145,002	$-
Impairment	-	224,723
Office and miscellaneous	199,932	207,710
Professional fees	21,822	47,641

Other Income (expense)
Interest expenses	7,077	1,450
Other income	(5,908)	(7,487)

Total loss from discontinued operation	$367,925	$474,037

The following table summarizes the carrying amounts of the assets and liabilities held for sale,

		July 31,
	Note	2016	2015
Assets held for sale
Cash and cash equivalents		$339	$53,472
Prepaid expenses and other deposits		4,808	12,670
Other current assets	5	13,698	7,282
Property and equipment, net	6	12,764	4,807
Total assets held for sale		$31,609	$78,231

Liabilities held for sale
Accounts payable and accrued liabilities	7	$21,590	$47,773
Due to related parities	9	92,379	22,114
Short-term loans	8	138,757	228,756
Total liabilities held for sale		$252,726	$298,643

NOTE 5 – OTHER CURRENT ASSETS HELD FOR SALE

Other current assets consist of other receivable and value-added tax (“VAT”) held by the Company. As of July 31, 2016, and, 2015, the Company has $3,814 and $7,282 in VAT receivable from the Malta government and other receivable of $9,884 and $0, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT HELD FOR SALE

	July 31,	July 31,
	2016	2015
Cost
IT Equipment	$10,732	$6,593
Furniture	6,012	-
Total	16,744	6,593
Depreciation	(4,207)	(1,867)
Foreign currency translation effect	227	81
Balance	$12,764	$4,807

The equipment comprised of IT and other equipment with an estimated average useful life of 4 years. The Company recorded $2,340 and $1,867 as depreciation expenses for the years ended July 31, 2016 and from October 27, 2014 (inception) to July 31, 2015, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

The Company’s accounts payable and accrued liabilities consist of the following:

	July 31,	July 31,
	2016	2015
Accounts payable
Trade payable	$74,040	$-
	$74,040	$-

Accounts payable and accrued liabilities held for sale
Trade payable	7,193	271
Accrued liabilities	5,864	1,387
Accrued interest	8,533	46,115
	$21,590	$47,773

NOTE 8 – SHORT-TERM LOANS HELD FOR SALE

The Company’s short-term loans consist of the following:

	July 31,	July 31,
	2016	2015
Short-term loans from Deep Blue Trading	$97,448	$64,026
Short-term loans from Galloway Financial Services	41,309	-
Loans from Steampunk Wizards Inc.	-	164,730
	$138,757	$228,756

During the year ended July 31, 2016 and the period ended July 31, 2015, the Company accrued interest of $8,533 and $1,387, respectively.

The Deep Blue Trading loans are secured, bear interest rate of 7% per annum and are payable, together with interest, within one year from date of grant. Of the total balance $97,448 to Deep Blue Trading, the Company is in default for $52,773 as at July 31, 2016. One of the shareholders of the Company is a director in Deep Blue Trading.

The Galloway Financial Services (“Galloway”) loans were borrowed from a shareholder, who has approximately 1% of the Company’s common shares. The Galloway loans are unsecured, bears interest rate of 7% per annum and are payable, together with interest, within one year from date of grant. As at July 31, 2016 and 2015, the Company owed $41,309 and $0, respectively, to Galloway. One of the shareholders of the Company is a director in Galloway.

On July 16, 2015, Steampunk Wizards, Inc. entered into a share exchange agreement with Malta Co. The exchange was closed on August 21, 2015. As a result of the exchange of Malta Co. became a wholly owned subsidiary of Steampunk Wizards, Inc. Prior to the closing, Steampunk Wizards, Inc. advanced $164,730 (EUR 145,000) to the Malta Co. The advance was unsecured, non-interest bearing and reclassified as inter-company loans during the period ended July 31, 2016.

NOTE 9 – DUE TO RELATED PARTY

Due to related party

On August 21, 2015, the Company assumed $101,095 loans provided by the former Chief Executive Officer (“CEO”) and shareholder of the Company through the share exchange transaction. During the period ended July 31, 2016, the former CEO advanced $16,822 to the Company and the Company repaid $57,917 to the former CEO. In addition, pursuant to an employee agreement effective on March 1, 2014, the Company was obligated to pay $10,000 per month to the former CEO for management services until January 31, 2016. Accordingly, $60,000 management fees for the period during August 1, 2015 to January 31, 2016, were accrued as amount due to related parties. As at July 31, 2016, the Company owed $120,000 to the former CEO and shareholder.

During the period ended July 31, 2016, a shareholder of the Company made vendor payments of $11,824 directly on behalf of the Company. As at July 31, 2016 and 2015, the Company owed $11,824 and $0 to a shareholder of the Company. This loan is non-interest bearing and due on demand.

As at July 31, 2016 and 2015, related parties were owed $131,824 and $0, respectively.

Due to related party held for sale

During the period ended July 31, 2016, a shareholder of the Company advanced $64,564 to the Company. During the year ended July 31, 2016, the Company repaid $11,169 to this shareholder. As at July 31, 2016 and 2015, the Company owed $53,395 and $0, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

During the year ended July 31, 2016, a company owned by a shareholder of the Company advanced $15,637 to the Company. As at July 31, 2016 and 2015, the Company owed $15,637 and $0, respectively, to this company. This loan is non-interest bearing and due on demand.

As at July 31, 2016 and 2015, the Company owed $22,553 and $22,114, respectively, to a shareholder of the Company. The increase in due to this shareholder was due to change of foreign exchange rate. This loan is non-interest bearing and due on demand.

As at July 31, 2016 and 2015, the Company owed $794 and $0 to a shareholder of the Company. This loan is non-interest bearing and due on demand.

During the year ended July 31, 2016, a company, which is owned by the Company’s chief technology officer, provided management services of $38,838 to the Company. As at July 31, 2016 and 2015, $6,811 and $1,042 due to this company was included in accounts payable and accrued liabilities, respectively.

As at July 31, 2016 and 2015, due to related party held for sale was $92,379 and $22,114, respectively.

NOTE 10 – EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of July 31, 2016 and 2015.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On August 21, 2015, pursuant to the Share Exchange Agreement (See Note 1), the Company issued 14,908,438 shares of common stock to the stockholders of Malta in exchange for 3,170,000 shares of Malta’s common stock, representing 100% of its issued and outstanding common stock.  As a result of the reverse acquisition accounting, these shares issued to the former Malta stockholders are treated as being outstanding from the date of issuance of the Malta shares.

During the year ended July 31, 2016, the Company issued 12,858,831 shares of common stock as follows;

●	613,593 shares of common stock for cash of $440,579.
●	As part of reverse acquisition, the Company’s existing shareholders retained 12,245,238 share of the Company common stock, which was considered an addition during the year ended July 31, 2016.
●	During the year ended July 31, 2016, the shareholder of the Company paid expenses of $3,250 on behalf of the Company which was recorded as capital contribution.

During the period ended July 31, 2015, the Company issued prorated 14,908,438 (pre-reverse merger 3,170,000) shares of common stock as follows;

●	On October 27, 2014, the Company issued 4,702,977 (pre-reverse merger 1,000,000) ordinary shares of Common Stock to its founders pursuant to a subscription agreement, and received $1,523 (Euro 1,200) in consideration.
●	On November 14, 2014, 5,502,484 (pre-reverse merger 1,170,000) shares were issued to Ventus Investment Holding Limited for intangible assets, receivables and cash of total $145,724 (Euro 117,000).
●	On December 4, 2014, 4,702,977 (pre-reverse merger 1,000,000) shares were issued to an unaffiliated party for cash of $123,490 (Euro 100,000).

There were 27,767,269 and 14,908,438 shares of common stock issued and outstanding as of July 31, 2016 and July 31, 2015, respectively.

NOTE 11 – INCOME TAXES

Tianci International, Inc. (formerly Steampunk Wizards Inc.), was formed in June 2012 under the name Freedom Petroleum, Inc. Prior to the Share Exchange in August 21, 2015, the Company only had operations in the United States. In August 2015, the Company became the parent of Malta Co., a wholly owned Malta subsidiary, which files tax returns in Malta.

The Malta and U.S. components of (loss) income before income taxes were as follows:

	For the	October 27, 2014
	Years Ended	(Inception) to
	July 31,	July 31,
	2016	2015
United States	$(315,576)	$-
Malta	(367,925)	(474,037)
Loss before income taxes	$(683,501)	$(474,037)

The income tax provision (benefit) for the years ended July 31, 2016 and the period ended July 31, 2015 consists of the following:

		October 27,
	For the Years Ended	2014 (Inception) to
	July 31,	July 31,
	2016	2015
Income tax expense at statutory rate:
United States	$107,296	$-
Malta	128,774	165,913
Total	236,070	165,913
Change in valuation allowance	(236,070)	(165,913)
Income tax expense (benefit)	$-	$-

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 31,
	2016	2015
NOL Carryover:
United States	$541,636	$-
Malta	294,687	165,913
Total	836,323	165,913
Valuation allowance	(836,323)	(165,913)
Net deferred tax asset	$-	$-

The reconciliation of the effective income tax rate to the U.S. federal statutory rate as of July 31, 2016 and 2015:

Federal income tax rate	34.0%
Increase in valuation allowance	(34.0%)
Effective income tax rate	0.0%

The reconciliation of the effective income tax rate to Malta statutory rate as of July 31, 2016 and 2015:

Income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

At July 31, 2016 and 2015, the Company had $1,593,047 and $1,272,471, respectively of US Net Operating Losses (“NOLs”), that are available to offset future taxable income until 2035.

At July 31, 2016 and 2015, the Company had $841,962 and $474,037, respectively of foreign net operating losses (“NOLs”) that may be available to offset future taxable income until 2035. Due to a subsequent event on October 13, 2016 (Spin off), the foreign NOL will no longer be available to the Company.

The Company assesses the likelihood that deferred tax assets will be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2016 and 2015.

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of NOLs that could be utilized each year based on the “ Internal Revenue Code, as Amended “

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended July 31, 2012 (U.S) and July 31, 2015 (Malta).

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On July 2, 2015, Malta Co. entered into a lease agreement with Central Garage Ltd. The term of the lease is one year with monthly payments of EUR 1,200.

The Company has no other commitments or contingencies as of July 31, 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company.

Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 13 – IMPAIRMENT

During the year ended July 31, 2016 and the period ended July 31, 2015, the Company recognized impairment loss of $0 and $224,723, respectively.

Loan receivable

July 31, 2015

Loans receivable	$40,603
Allowance for impairment	(40,603)
Balance - July 31, 2015	$-

The Company’s receivables are comprised of loans assigned by the Ventus Investment Holding Limited to the Company (Note 9). These receivables were fully impaired during the period ended July 31, 2015.

Intangible asset

July 31, 2015

Cost	$176,215
Impairment	(176,215)
Balance - July 31, 2015	$-

On November 25, 2014, the Company acquired certain intangible assets from Ventus Investment Holding Limited (“Ventus’) against an issue of shares (Note 9). Additionally, the Company assumed Ventus’ obligation to remit a 10% royalty to a third party based on the net revenue generated from the use of the intangible assets purchased. The intangible assets represented game assets including software codes, software and license, digital images, drawings and marketing and customer information, intellectual property, trademarks and copyrights and all rights thereto and promotion material related to the game assets. During the period, the Company further developed the game and gaming assets.

As at the reporting date, management has decided to discontinue developing the intangible assets since it was not deemed to be economically and commercially feasible any longer. Accordingly, the intangible asset was fully impaired for $184,120 based on average rate, during the period ended July 31, 2015.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.

In connection with the spin off (see Note 1), the following occurred:

●	The Company received $2,000 from Brendon Grunewald, the former shareholder of the Company for the purchase of our wholly-owned subsidiary, Steampunk Wizards, Ltd.
●	The Company had a change of control, pursuant to which former shareholders paid $118,640 for outstanding accounts payable. The $118,640, was immediately forgiven and recorded as contributed capital, pursuant conditions of the change of control.
●	On September 27, 2016, $120,000 owed to our former officer and director, was converted to 2,553,191 shares of common stock.

On January 4, 2017, the Company sold and issued an aggregate of 19,532,820 shares of its Common Stock, at a per share price of $0.005, in a private placement to 42 investors, for which it received gross cash proceeds to the Company of $97,664.10. The private placement was made pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation S thereunder.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Additionally, as reported in our Current Report on Form 8-K that we filed on November 13, 2015, Green & Company CPA’s of Tampa, Florida (“Green”) resigned as our independent registered auditor and we engaged RBSM LLP (“RBSM”) to replace Green as our new independent registered public accounting firm.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2016 due to the existence of the material weaknesses as of July 31, 2016, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

●	Because of the company’s limited resources, there are limited controls over information processing.
●	There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

●	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.
●	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are set forth below as of the date of this Annual Report.

Name	Position Held	Entity	Age	Dates as an Officer

Cuilian Cai	Director, Chief Executive Officer and Chief Financial Officer	Tianci International, Inc.	48	October 13, 2016 to present

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Cuilian Cai – Director, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Ms. Cuilian Cai, age 48, has served as a founder of a foreign trade vegetable company called Qingsong Vegetables Foreign Trade Export Company, which was founded in 1992 where she focused primarily on foreign exports. She then began working in marketing department of Amway in China where she focused on brand advertising. Ms. Cai currently is the Sales Manager for Shanghai Sanyuan Industrial Ltd. Ms. Cai received her associate degree in Marketing from Yangzhou Vocational University. We believe that Ms. Cai is well suited to serve as our director because of her skills in organizing and marketing start-up companies.

Significant Employees

The following are employee who is not executive officers, but is expected to make significant contributions to our business:

Yang Jie- Vice President of Finance

Mr. Yang Jie, age 32, has served as the consultant of Shenzhen Egoos Mobile Internet Company Limited since February 2014. He has also served as general manager of Shenzhen Tianhe Lianmeng Technology Company Limited since March 2009. Form August 2007 to March 2009, he served as the manager at channel marketing department of Universal Travel Group. Mr. Jie obtained a bachelor degree in business administration from Beijing College of Finance and Commerce in 2006.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

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

Our Code of Business Conduct and Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for fiscal year ended July 31, 2013. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Tianci International, Inc., Xusheng Building, Yintian Road, Bo’an District, Shenzhen, Guangdong Province, People’s Republic of China.

Board Meetings

Our board of directors currently consists of only Ms. Cuilian Cai. The board held no formal meetings during the year ended July 31, 2016 but took actions via unanimous written consent. As our company develops a more comprehensive board of directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of July 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairwoman who is also the Chief Executive Officer. Although our sole officer is also our sole director, the Board believes that the most effective leadership structure at this time is not to separate the roles of Chairwoman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below. Should the Board conclude otherwise, the Board will separate the roles and appoint an independent Chairwoman.

●	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Ms. Cai's continuation in the combined role of the Chairwoman and Chief Executive Officer is in the best interest of the stockholders.
●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairwoman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anton Lin (1)	2016	60,000	Nil	Nil	Nil	Nil	Nil	Nil	60,000
	2015	120,000	Nil	625,000	Nil	Nil	Nil	Nil	745,000

Joshua O’Cock (2)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Cuilian Cai (3)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Lin was the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director until January 29, 2016.
(2)	Mr. O’Cock was the director, President, Chief Executive Officer and Chief Financial Officer of the Company until October 13, 2016.
(3)	Ms. Cai was appointed to serve as a director and Chief Executive Officer and Chief Financial Officer of the Company since October 13, 2016.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended July 31, 2016.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended July 31, 2016.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2016 there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of the date of this Annual Report by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

Unless otherwise noted, the business address of each beneficial owner listed is Xusheng Building, Yintian Road, Bo’an District, Shenzhen, Guangdong Province, People’s Republic of China. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of the date of this Annual Report, we had 49,853,280 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Shifang Wan	23,568,340	47.28%
Cuilian Cai	1,100,000	2.21%
Lie Su	3,272,925	6.57%

Changes in Control

As a result of the Spin-off, Praefidi Holdings Limited, an entity owned by Brendon Grunewald, acquired the Malta Co. in exchange for all of the issued and outstanding capital stock of Malta Co. We received $2,000 as purchase price and we have no further interest in Malta Co.

As a result of the Share Purchase, certain purchasers listed in the SPA dated on October 13, 2016 (the “Purchasers”) acquired approximately 65.1% of all the issued and outstanding common stock of the Company for an aggregate purchase price of $150,000. As a result, such persons now collectively control the Company’s shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 21, 2015, the Company assumed $101,095 loans provided by Anton Lin, the former Chief Executive Officer (“CEO”) and shareholder of the Company through the share exchange transaction. During the period ended July 31, 2016, the former CEO advanced $16,822 to the Company and the Company repaid $57,917 to the former CEO. In addition, pursuant to an employee agreement effective on March 1, 2014, the Company was obligated to pay $10,000 per month to the former CEO for management services until January 31, 2016. Accordingly, $60,000 management fees for the period during August 1, 2015 to January 31, 2016, were accrued as amount due to related parties. As at July 31, 2016, the Company owed $120,000 to the former CEO and shareholder.

During the year ended July 31, 2016, a shareholder of the Company made vendor payments of $11,824 directly on behalf of the Company. As at July 31, 2016 and 2015, the Company owed $11,824 and $0 to a shareholder of the Company. This loan is non-interest bearing and due on demand.

As at July 31, 2016 and 2015, related parties were owed $131,824 and $0, respectively.

Due to related party held for sale

During the period ended July 31, 2016, a shareholder of the Company advanced $64,564 to the Company. During the year ended July 31, 2016, the Company repaid $11,169 to this shareholder. As at July 31, 2016 and 2015, the Company owed $53,395 and $0, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

During the year ended July 31, 2016, a company owned by a shareholder of the Company advanced $15,637 to the Company. As at July 31, 2016 and 2015, the Company owed $15,637 and $0, respectively, to this company. This loan is non-interest bearing and due on demand..

As at July 31, 2016 and 2015, the Company owed $22,553 and $22,114, respectively, to a shareholder of the Company. The increase in due to this shareholder was due to change of foreign exchange rate. This loan is non-interest bearing and due on demand.

As at July 31, 2016 and 2015, the Company owed $794 and $0 to a shareholder of the Company. This loan is non-interest bearing and due on demand.

During the year ended July 31, 2016, a company, which is owned by the Company’s chief technology officer, provided management services of $38,838 to the Company. As at July 31, 2016 and 2015, $6,811 and $1,042 due to this company was included in accounts payable and accrued liabilities, respectively.

As at July 31, 2016 and 2015, due to related party held for sale was $92,379 and $22,114, respectively.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2016 and the period ended July 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2016	Year Ended July 31, 2015

Audit Fees (1)	$21,500	$10,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$21,500	$10,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
3.2	Articles of Amendment (incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on June 11, 2015).
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
3.4*	Articles of Merger as Filed With the Nevada Secretary of State on October 26, 2016
3.5	Agreement and Plan of Merger, dated October 26, 2016, by and between Steampunk Wizards, Inc. and Tianci International, Inc. (Incorporated By Reference To Exhibit 2.2 Our Current Report On Form 8-K Filed On November 1, 2016)
10.1	Management Agreement with IceVista dated January 5, 2015 (incorporated by reference to our Current Report on Form 8-K filed on August 27, 2015).
10.2	Share Exchange Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 16, 2015).
10.3	Spin-Off Agreement (Incorporated by Reference to Exhibit 10.1 to the Form 8-K Filed On October 18 , 2016)
10.4	Securities Purchase Agreement (Incorporated By Reference To Exhibit 10.2 to the Form 8-K Filed On October 18, 2016)
10.5	Agreement and Plan of Merger, dated October 26, 2016 (Incorporated by Reference to Exhibit 2.2 to Our Current Report On Form 8-K Filed On November 1, 2016)
10.6*	Securities Purchase Agreement Dated January 4, 2017
10.7*	Amendment No.1 to Securities Purchase Agreement Dated January 10, 2017
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed on November 13, 2013)
14.2	Insider Trading Policy (incorporated by reference to Exhibit 14.2 of our Annual Report on Form 10-K filed on November 13, 2015)
14.3	Disclosure Policy (incorporated by reference to Exhibit 14.3 of our Annual Report on Form 10-K filed on November 13, 2015)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TIANCI INTERNATIONAL, INC.
(Registrant)

Dated: January 13, 2017	/s/ Cuilian Cai
Cuilian Cai
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 13, 2017	/s/ Cuilian Cai
Cuilian Cai
Chief Executive Officer Chief Financial Officer and Director
(Principal Executive Officer and Financial and Accounting Officer)

