Form 10-Q
period 2016-10-31
Tianci International, Inc.
filed 2017-01-27
CIK 1557798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-184061

TIANCI INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-5540446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Xusheng Building, Yintian Road, Bo’an District,

Shenzhen, Guangdong Province,

People’s Republic of China

(Address of principal executive offices)

86-0755 83695082

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 12, 2017, there were 49,853,280 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

TIANCI INTERNATIONAL, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for year ended July 31, 2016, as filed on January 12, 2017.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Contrary to the rules of the SEC, the Company's consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews. Nevertheless, in order to complete a corporate action requiring approval from FINRA, we are filing this Quarterly Report on Form 10-Q for the period ended October 31, 2016 (“Form 10-Q”) to meet FINRA’s requirement that this Form 10-Q be filed on or before January 27, 2017.

TIANCI INTERNATIONAL, INC.

Balance Sheets

	October 31, 2016	July 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$1,500	$-
Assets held for sale	-	31,609
Total Current Assets	1,500	31,609
TOTAL ASSETS	$1,500	$31,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$-	$74,040
Due to related parities	11,824	131,824
Liabilities held for sale	-	252,726
TOTAL CURRENT LIABILITIES	11,824	458,590

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 30,320,460 and 27,767,269 shares issued and outstanding, respectively	3,032	2,777
Additional paid-in capital	989,252	750,867
Accumulated deficit	(1,002,608)	(1,157,538)
Accumulated other comprehensive loss	-	(23,087)
TOTAL STOCKHOLDERS' DEFICIT	(10,324)	(426,981)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,500	$31,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	October 31,
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES
Office and miscellaneous	510	56,666
Professional fees	44,590	51,591
Total Operating Expenses	45,100	108,257

LOSS FROM OPERATIONS	(45,100)	(108,257)

LOSS BEFORE INCOME TAXES	(45,100)	(108,257)
Provision for income taxes	-	-
Loss from Continued Operations	(45,100)	(108,257)

Discontinued operations
Loss from discontinued operations	(498)	(151,285)
Gain on sale of investment	200,528	-
Gain (Loss) from Discontinued Operations, Net of Tax Benefits	200,030	(151,285)

NET INCOME (LOSS)	$154,930	$(259,542)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$154,930	$(259,542)
Other Comprehensive loss:
Foreign currency translation adjustments	2,601	(1,792)
TOTAL COMPREHENSIVE INCOME (LOSS)	$157,531	$(261,334)

Basic and diluted loss per common share	$0.01	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	28,738,592	27,216,778

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,100)	$(108,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other deposits	-	(1,900)
Accounts payable and accrued liabilities	(74,040)	(33,541)
Net cash used in continued operating activities	(119,140)	(143,698)

Net cash used in discontinued operating activities	(498)	(108,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment	2,000	-
Net cash provided by continued investing activities	2,000	-

Net cash used in discontinued investing activities	-	(10,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	300,000
Proceeds from related parties	118,640	38,333
Repayment to related parties	-	(17,811)
Net cash provided by continued financing activities	118,640	320,522

Net cash used in discontinued financing activities	-	(1,064)

Effects on changes in foreign exchange rate	498	(1,736)

Net increase in cash and cash equivalents	1,500	54,223
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$1,500	$54,223

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities
Common shares issued for due to related party	$120,000	$-
Related party debt forgiven	$118,640	$-
Prepaid asset assumed in reverse acquisition	$-	$164,730
Short-term loans reclassified as inter-company loans	$-	$101,095

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

October 31, 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2016 filed on January 13, 2017.

The unaudited condensed financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Results of the three months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the year ended July 31, 2017 and any other future periods.

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

Going Concern Matters

At October 31, 2016, the Company had $1,500 in cash on hand, had incurred a net loss from continued operations of $45,100 and used $119,140 in cash for continued operating activities for the three months ended October 31, 2016. In addition, the Company had negative working capital (current liabilities exceeded current asset) of $10,324.

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

Basic and Diluted Earnings (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2016 and July 31, 2016.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As at October 31, 2016 and July 31, 2016, the Company has $1,500 and $0 cash and cash equivalents, respectively.

NOTE 4 – DISCONTINUED OPERATIONS

On October 13, 2016, the Company entered into a spin-off agreement (the “Spin-Off Agreement”) with Steampunk Wizards Ltd., the Company’s wholly owned subsidiary and a company incorporated pursuant to the laws of Malta (“Steampunk”), and Praefidi Holdings Limited (the “Buyer”), an entity organized under the laws of Malta and owned by Brendon Grunewald, former director of the Company. Pursuant to the Spin-Off Agreement, the Buyer shall receive all of the issued and outstanding capital stock of Steampunk and the Company shall receive $2,000 as purchase price. The Buyer shall become the sole equity owner of Steampunk and the Company shall have no further interest in Steampunk.

During the three months ended October 31, 2016, the Company recorded a gain on the sale of $200,528. The Company has no continuing involvement in the operations of Steampunk. The sale of Steampunk qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of Steampunk’ operations from its Statements of Operations and Comprehensive Income (Loss) to present this business in discontinued operations.

The following table shows the results of operations of Steampunk for three months ended October 31, 2016 and 2015 which are included in the gain (loss) from discontinued operations:

	Three Months Ended
	October 31,
	2016	2015

Revenues	$-	$13,090

Advertising and marketing	-	(54,438)
Consulting fees	-	(5,025)
Development costs	-	(27,848)
Management fees	-	(27,990)
Office and miscellaneous	(498)	(27,654)
Professional fees	-	(17,271)
Rents	-	(2,931)
Interest expenses	-	(1,218)
Gain on sale of investment	200,528	-
Total Income (Expense)	200,030	(164,375)

Gain (Loss) from Discontinued Operations, Net of Tax Benefits	$200,030	$(151,285)

The following table shows the carrying amounts of the major classes of assets and liabilities associated with the steampunk as of the October 13, 2016.

October 13,
2016
Cash overdraft	$529
Prepaid expenses and other deposits	(4,752)
Other current assets	(13,538)
Property and equipment, net	(12,614)
Accounts payable and accrued liabilities	15,787
Due to related parities	233,602
Net assets and liabilities	219,014
Accumulated other comprehensive loss	(20,486)
Consideration received in cash	2,000
Gain on sale of investment	$200,528

The following table presents the carrying amounts of the major classes of assets and liabilities associated with Steampunk reported as discontinued operations and classified as held for sale on our accompanying consolidated balance sheets.

	October 31,	July 31,
	2016	2016
Assets held for sale
Cash and cash equivalents	$-	$339
Prepaid expenses and other deposits	-	4,808
Other current assets	-	13,698
Property and equipment, net	-	12,764
Total assets held for sale	$-	$31,609

Liabilities held for sale
Accounts payable and accrued liabilities	$-	$21,590
Due to related parities	-	92,379
Short-term loans	-	138,757
Total liabilities held for sale	$-	$252,726

NOTE 5 – DUE TO RELATED PARTIES

On October 6, 2016, the Company entered into the debt conversion agreement with the former Chief Executive Officer (“CEO”) and shareholder of the Company. The former CEO is owed $120,000 (“Debt”) as payment for preciously unpaid salary and accrued expense from January 2015 to January 2016 to convert into shares of the Company’s common stock. During the three months ended October 31, 2016, Debt of $120,000 was converted into shares of common stock, at a price per share of 0.047, for an aggregate number of 2,553,191 shares. As at October 31, 2016 and July 31, 2016, the Company owed $0 and $120,000 to the former CEO and shareholder.

During the three months ended October 31, 2016, the Company had a change of control, pursuant to which former shareholders paid $118,640 for outstanding accounts payable. The $118,640 was immediately forgiven and recorded as contributed capital pursuant conditions of the change of control.

During the year ended July 31, 2016, a shareholder of the Company made vendor payments of $11,824 directly on behalf of the Company. As at October 31, 2016 and July 31, 2016, the Company owed $11,824 to a shareholder of the Company. This loan is non-interest bearing and due on demand

NOTE 6 - EQUITY

Share capital

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as at October 31, 2016 and July 31, 2016.

Common Stock

During the three months ended October 31, 2016, the Company issued 2,553,191 shares of common stock for conversion of debt (see Note5).

There were 30,320,460 and 27,767,269 shares of common stock issued and outstanding as of October 31, 2016 and July 31, 2016, respectively.

NOTE 7 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no additional events have occurred that require disclosure except below.

On January 4, 2017, the Company issued 19,532,820 shares of its Common Stock, at a per share price of $0.005, in a private placement to 42 investors, for which it received gross cash proceeds of approximately $97,660.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Contrary to the rules of the SEC, the Company's consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews. Nevertheless, in order to complete a corporate action, we are filing this Quarterly Report on Form 10-Q for the period ended October 31, 2016 (“Form 10-Q”) to meet FINRA’s requirement that this Form 10-Q be filed on or before January 27, 2017.

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

We have not yet generated significant revenues and have accumulated deficit of $1,002,608 since inception through October 31, 2016.

The following table provides selected financial data about our company as of October 31, 2016 and July 31, 2016.

Balance Sheet Data

	October 31,	July 31,
	2016	2016	Change	%

Cash	$1,500	$-	$339	-
Total assets	$1,500	$31,609	$(30,109)	(95%)
Total liabilities	$11,824	$458,590	$(446,766)	(97%)
Stockholders' deficit	$(10,324)	$(426,981)	$416,657	(98%)

Three Months Ended October 31, 2016, Compared to Three Months Ended October 31, 2015

	Three Months Ended October 31,
	2016	2015	Change	%
Revenue	$-	$-	$-	-
Operating expenses	45,100	108,257	(63,157)	(58)%
Loss from Continued Operation	(45,100)	(108,257)	(63,157)	(58)%
Gain (Loss) from Discontinued Operation	200,030	(151,285)	351,315	(232)%
Net Loss	$154,930	$(259,542)	$414,472	(160)%

Revenue

For the three months ended October 31, 2016 and 2015 we generated no revenue.

Operating Expenses

Operating expenses decreased $63,157 for the three months ended July 31, 2016 as compared to the three months ended October 31, 2015. The following table presents operating expenses for 2016 and 2015:

	Three Months Ended October 31,
	2016	2015	Change	%
Office and miscellaneous	$510	$56,666	$(56,156)	(99)%
Professional fees	44,590	51,591	(7,001)	(14)%
Total Operating Expenses	$45,100	$108,257	$(63,157)	(58)%

The decrease in operating expenses is primarily as a result of a decrease in management fee of $30,000, advertising expense of $13,360, rent of $7,661 and professional fees of $7,001.

Discontinued Expenses

Pursuant to the Spin-Off Agreement, the Company recorded all expenses from the subsidiary in Malta as discontinued expenses. Loss from discontinued operations for the three months ended October 31, 2016 and 2015 was $498 and $151,285, respectively. As a result of this agreement, the Company recognized the gain on sale of investment of $200,528 during the three months ended October 31, 2016.

Liquidity and Capital Resources

Working Capital

	October 31,	July 31,
	2016	2016	Change	%
Current Assets	$1,500	$31,609	$(30,109)	(95)%
Current Liabilities	11,824	458,590	(446,766)	(97)%
Working Capital (Deficiency)	$(10,324)	$(426,981)	$416,657	(98)%

Working Capital Deficiency decreased due to the spin-off of the subsidiary and a decrease in accounts payable of $74,040 and due to related parties of $120,000.

Cash Flows

	Three Months Ended October 31,
	2016	2015
Cash used in continued operating activities	$(119,140)	$(143,698)
Cash used in discontinued operating activities	$(498)	$(108,919)
Cash provided by continued investing activities	$2,000	$-
Cash used in discontinued investing activities	$-	$(10,882)
Cash provided by continued financing activities	$118,640	$320,522
Cash used in discontinued financing activities	$-	$(1,064)
Effects on changes in foreign exchange rate	$498	$(1,736)
Net increase in cash and cash equivalents	$1,500	$54,223

Cash Flow from Operating Activities

During the three months ended October 31, 2016, cash used in continued operating activities was $119,140 compared to cash used in continued operating activities of $143,698 during the three months ended October 31, 2015. The decrease in cash used in continued operating activities was due to the decrease in operating expenses. For the three months ended July 31, 2016, the Company had a net loss from continued operation of $45,100 and a net change in working capital of $74,040.

During the three months ended October 31, 2016, cash used in discontinued operating activities was $498 compared to cash used in discontinued operating activities of $108,919 during the three months ended October 31, 2015.

Cash Flow from Investing Activities

Cash used in continued investing activities were $2,000 and $0 for the three months ended October 31, 2016 and 2015, respectively

During the three months ended October 31, 2016, the Company sold the investment in subsidiary for $2,000 pursuant to the Spin-Off Agreement.

Cash used in discontinued investing activities were $0 and $10,882 for the three months ended October 31, 2016 and 2015, respectively.

During the three months ended October 31, 2015, the Company used $10,882 cash to purchase equipment.

Cash Flow from Financing Activities

Cash provided by continued financing activities were $118,640 and $320,522 for the three months ended October 31, 2016 and 2015, respectively. During the three months ended October 31, 2015, the Company received cash of $118,640 from related parties. During the three months ended October 31, 2015, the Company received cash from issuance of 281,064 shares of common of $300,000, loan from the former CEO of $38,333 and the Company repaid $17,811 to the former CEO.

Cash used in discontinued financing activities were $0 and $1,064 for the three months ended October, 31, 2016 and 2015, respectively. During the three months ended October 31, 2015, the Company received $10,983 short-term loans from unrelated third party and repaid $12,047 short-term loans.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at October 31, 2016, the Company has working capital deficiency of $10,324 and has incurred losses since inception resulting in an accumulated deficit of $1,002,608. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on any and all equity securities we have sold during the three month period ended October 31, 2016, that were not registered under the Securities Act of 1933 as amended, is set forth below:

On January 4, 2017, the Company issued 19,532,820 shares of its Common Stock, at a per share price of $0.005, in a private placement to 42 investors, for which it received gross cash proceeds of approximately $97,660. The private placement was made pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S thereunder.

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

TIANCI INTERNATIONAL, INC.
(Registrant)

Dated: January 27, 2017	/s/ Cuilian Cai
Cuilian Cai
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Financial Officer)

