Form 10-Q
period 2017-01-31
Tianci International, Inc.
filed 2017-03-21
CIK 1557798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 16, 2017, there were 49,853,280 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TIANCI INTERNATIONAL, INC.

Balance Sheets

(Unaudited)

	January 31, 2017	July 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$19,321	$-
Assets held for sale	-	31,609
Total Current Assets	19,321	31,609
TOTAL ASSETS	$19,321	$31,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$5,500	$74,040
Due to related parties	11,824	131,824
Liabilities held for sale	-	252,726
TOTAL CURRENT LIABILITIES	17,324	458,590

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 49,853,280 and 27,767,269 shares issued and outstanding, respectively	4,985	2,777
Additional paid-in capital	1,084,963	750,867
Stock subscription receivable	(27,560)	-
Accumulated deficit	(1,060,391)	(1,157,538)
Accumulated other comprehensive loss	-	(23,087)
TOTAL STOCKHOLDERS' DEFICIT	1,997	(426,981)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,321	$31,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Office and miscellaneous	138	52,167	648	108,833
Professional fees	57,645	74,285	102,235	125,876
Total Operating Expenses	57,783	126,452	102,883	234,709

LOSS FROM OPERATIONS	(57,783)	(126,452)	(102,883)	(234,709)

LOSS BEFORE INCOME TAXES	(57,783)	(126,452)	(102,883)	(234,709)
Provision for income taxes	-	-	-	-
Loss from Continued Operations	(57,783)	(126,452)	(102,883)	(234,709)

Discontinued operations
Loss from discontinued operations	-	(144,061)	(498)	(257,568)
Gain on sale of investment	-	-	200,528	-
Gain (Loss) from Discontinued Operations, Net of Tax Benefits	-	(144,061)	200,030	(257,568)

NET INCOME (LOSS)	$(57,783)	$(270,513)	$97,147	$(492,277)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$(57,783)	$(270,513)	$97,147	$(492,277)
Other Comprehensive loss:
Foreign currency translation adjustments	-	13,989	2,601	(1,734)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(57,783)	$(256,524)	$99,748	$(494,011)

Basic and diluted income (loss) per common share	$(0.00)	$(0.01)	$0.00	$(0.02)
Basic and Diluted Weighted Average Common Shares Outstanding	36,265,231	27,536,815	32,501,911	26,045,792

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(102,883)	$(234,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Management fees accrued - related party	-	60,000
Changes in operating assets and liabilities:
Prepaid expenses and other deposits	-	4,666
Accounts payable and accrued liabilities	(68,540)	(17,904)
Net cash used in continued operating activities	(171,423)	(187,947)

Net cash used in discontinued operating activities	(498)	(227,977)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment	2,000	-
Net cash provided by continued investing activities	2,000	-

Net cash used in discontinued investing activities	-	(9,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	70,104	405,579
Proceeds from related parties	118,640	16,822
Repayment to related parties	-	(46,267)
Net cash provided by continued financing activities	188,744	376,134

Net cash provided by discontinued financing activities	-	67,097

Effects on changes in foreign exchange rate	498	(2,680)

Net increase in cash and cash equivalents	19,321	14,722
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$19,321	$14,722

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities
Common shares issued in exchange for related party debt	$120,000	$-
Related party debt forgiven	$118,640	$-
Prepaid asset assumed in reverse acquisition	$-	$16,310
Short-term loans reclassified as inter-company loans	$-	$164,730
Accounts payable assumed in reverse acquisition	$-	$40,867
Related party loans assumed in reverse acquisition	$-	$101,095
Common stock subscription receivable	$27,560	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

January 31, 2017

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

The unaudited condensed financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These unaudited condensed financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Results of the six months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the year ended July 31, 2017 and any other future periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

 Going Concern Matters

At January 31, 2017, the Company had $19,321 in cash on hand, had incurred a net loss from continued operations of $102,883 and used $171,423 in cash for continued operating activities for the six months ended January 31, 2017.

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

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and continue profitable operations. The accompanying unaudited condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of January 31, 2017 and July 31, 2016, the Company has $19,321 and $0 in cash and cash equivalents, respectively.

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

Basic and Diluted Earnings (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2017 and July 31, 2016.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's unaudited condensed financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

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

During the six months ended January 31, 2017, the Company recorded a gain on the sale of $200,528. The Company has no continuing involvement in the operations of Steampunk. The sale of Steampunk qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of Steampunk’ operations from its Statements of Operations and Comprehensive Income (Loss) to present this business in discontinued operations.

The following table shows the results of operations of Steampunk for the six months ended January 31, 2017 and 2016 which are included in the gain (loss) from discontinued operations:

	Six Months Ended
	January 31,
	2017	2016

Revenues	$-	$-

Advertising and marketing	-	-
Consulting fees	-	-
Development costs	-	(98,931)
Management fees	-	(46,810)
Office and miscellaneous	(498)	(99,208)
Professional fees	-	(15,015)
Rents	-	-
Interest expenses	-	(2,514)
Gain on sale of investment	200,528	-
Other income	-	4,910
Total Income (Expense)	200,030	(257,568)

Gain (Loss) from Discontinued Operation, Net of Tax Benefits	$200,030	$(257,568)

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

The following table presents the carrying amounts of the major classes of assets and liabilities associated with Steampunk reported as discontinued operations and classified as held for sale on our accompanying balance sheets.

	January 31,	July 31,
	2017	2016
Assets held for sale
Cash and cash equivalents	$-	$339
Prepaid expenses and other deposits	-	4,808
Other current assets	-	13,698
Property and equipment, net	-	12,764
Total assets held for sale	$-	$31,609

Liabilities held for sale
Accounts payable and accrued liabilities	$-	$21,590
Due to related parities	-	92,379
Short-term loans	-	138,757
Total liabilities held for sale	$-	$252,726

NOTE 4 – DUE TO RELATED PARTIES

On October 6, 2016, the Company entered into the debt conversion agreement with the former Chief Executive Officer (“CEO”) and shareholder of the Company. The former CEO is owed $120,000 (“Debt”) as payment for preciously unpaid salary and accrued expense from January 2015 to January 2016 to convert into shares of the Company’s common stock. During the six months ended January 31, 2017, Debt of $120,000 was converted into shares of common stock, at a price per share of 0.047, for an aggregate number of 2,553,191 shares. As of January 31, 2017 and July 31, 2016, the Company owed $0 and $120,000 to the former CEO and shareholder.

During the six months ended January 31, 2017, the Company had a change of control, pursuant to which former shareholders paid $118,640 for outstanding accounts payable. The $118,640 was immediately forgiven and recorded as contributed capital pursuant conditions of the change of control.

During the year ended July 31, 2016, a shareholder of the Company made vendor payments of $11,824 directly on behalf of the Company. As of January 31, 2017 and July 31, 2016, the Company owed $11,824 to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 5 - EQUITY

Share capital

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of January 31, 2017 and July 31, 2016.

Common Stock

During the six months ended January 31, 2017, the Company issued the shares of common stock as follows;

●	2,553,191 shares of common stock for conversion of debt (see Note 5).
●	19,532,820 shares of its Common Stock, at a per share price of $0.005, in a private placement to 42 investors for which we received proceeds of $70,104 and subscriptions receivable of $27,560.

There were 49,853,280 and 27,767,269 shares of common stock issued and outstanding as of January 31, 2017 and July 31, 2016, respectively.

NOTE 6 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these unaudited condensed financial statements were available to be issued. Based on our evaluation no additional events have occurred that require disclosure except below.

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

We have not yet generated significant revenues and have accumulated deficit of $1,060,391 since inception through January 31, 2017.

The following table provides selected financial data about our company as of January 31, 2017 and July 31, 2016.

Balance Sheet Data

	January 31,	July 31,
	2017	2016	Change	%

Cash	$19,321	$-	$19,321	-
Total assets	$19,321	$31,609	$(12,288)	(39%)
Total liabilities	$17,324	$458,590	$(441,266)	(96%)
Stockholders' deficit	$1,997	$(426,981)	$428,978	(100%)

Three Months Ended January 31, 2017, Compared to the Three Months Ended January 31, 2016

	Three Months Ended January 31,
	2017	2016	Change	%
Revenue	$-	$-	$-	-
Operating expenses	57,783	126,452	(68,669)	(54%)
Loss from Continued Operation	(57,783)	(126,452)	68,669	(54%)
Gain (Loss) from Discontinued Operation	-	(144,061)	144,061	(100%)
Net Loss	$(57,783)	$(270,513)	$212,730	(79%)

Revenue

For the three months ended January 31, 2017 and 2016 we generated no revenue.

Operating Expenses

Operating expenses decreased $68,669 for the three months ended January 31, 2017 as compared to the three months ended January 31, 2016. The following table presents operating expenses for 2017 and 2016:

	Three Months Ended January 31,
	2017	2016	Change	%
Office and miscellaneous	$138	$52,167	$(52,029)	(100%)
Professional fees	57,645	74,285	(16,640)	(22%)
Total Operating Expenses	$57,783	$126,452	$(68,669)	(54%)

The decrease in operating expenses is primarily as a result of a decrease in general office and miscellaneous expenses  and management fees. In 2017 no management fees were recorded, whereas during the three months ended 2016 $30,000 were recorded.

Discontinued Expenses

Pursuant to the Spin-Off Agreement, the Company recorded all expenses from the subsidiary in Malta as discontinued expenses. Loss from discontinued operations for the three months ended January 31, 2017 and 2016 was $0 and $144,061, respectively.

Six Months Ended January 31, 2017, Compared to Six Months Ended January 31, 2016

	Six Months Ended January 31,
	2017	2016	Change	%
Revenue	$-	$-	$-	-
Operating expenses	102,883	234,709	(131,826)	(56%)
Loss from Continued Operation	(102,883)	(234,709)	131,826	(56%)
Gain (Loss) from Discontinued Operation	200,030	(257,568)	457,598	(178%)
Net Loss	$97,147	$(492,277)	$589,424	(120%)

Revenue

For the six months ended January 31, 2017 and 2016 we generated no revenue.

Operating Expenses

Operating expenses decreased $131,826 for the six months ended January 31, 2017 as compared to the six months ended January 31, 2016. The following table presents operating expenses for the six months ended January 31, 2017 and 2016:

	Six Months Ended January 31,
	2017	2016	Change	%
Office and miscellaneous	$648	$108,833	$(108,185)	(99%)
Professional fees	102,235	125,876	(23,641)	(19%)
Total Operating Expenses	$102,883	$234,709	$(131,826)	(56%)

The decrease in operating expenses is primarily as a result of a decrease in general office and  miscellaneous and management fees. In 2017 no management fees were recorded, whereas during the three months ended 2016 $60,000 were recorded. The decrease in professional fees during 2017, is primarily due to the costs of the acquisition of Steampunk Malta in 2016.

Discontinued Expenses

Pursuant to the Spin-Off Agreement, the Company recorded all expenses from the subsidiary in Malta as discontinued expenses. Loss from discontinued operations for the six months ended January 31, 2017 and 2016 was $498 and $257,568, respectively. As a result of this agreement, the Company recognized the gain on sale of investment of $200,528 during the six months ended January 31, 2017.

Liquidity and Capital Resources

Working Capital

	January 31,	July 31,
	2017	2016	Change	%
Current Assets	$19,321	$31,609	$(12,288)	(39%)
Current Liabilities	17,324	458,590	(441,266)	(96%)
Working Capital (Deficiency)	$1,997	$(426,981)	$428,978	(100%)

Working Capital increased due to the spin-off of the subsidiary and a decrease in accounts payable of $68,540 and due to related parties of $120,000.

Cash Flows

	Six Months Ended January 31,
	2017	2016	Change
Cash used in continued operating activities	$(171,423)	$(187,947)	$16,524
Cash used in discontinued operating activities	$(498)	$(227,977)	$227,479
Cash provided by continued investing activities	$2,000	$-	$2,000
Cash used in discontinued investing activities	$-	$(9,905)	$9,905
Cash provided by continued financing activities	$188,744	$376,134	$(187,390)
Cash provided by discontinued financing activities	$-	$67,097	$(67,097)
Effects on changes in foreign exchange rate	$498	$(2,680)	$3,178
Net increase in cash and cash equivalents	$19,321	$14,722	$4,599

Cash Flow from Operating Activities

During the six months ended January 31, 2017, cash used in continued operating activities was $171,423 compared to cash used in continued operating activities of $187,947 during the six months ended January 31, 2016. The decrease in cash used in continued operating activities was due to a decrease in net loss. For the six months ended January 31, 2017, the Company had a net loss from continued operation of $102,883 and a net change in working capital of $68,540.

During the six months ended January 31, 2017, cash used in discontinued operating activities was $498 compared to cash used in discontinued operating activities of $227,977 during the six months ended January 31, 2016.

Cash Flow from Investing Activities

Cash used in continued investing activities were $2,000 and $0 for the six months ended January 31, 2017 and 2016, respectively

During the six months ended January 31, 2017, the Company sold the investment in subsidiary for $2,000 pursuant to the Spin-Off Agreement.

Cash used in discontinued investing activities were $0 and $9,905 for the six months ended January 31, 2017 and 2016, respectively.

Cash Flow from Financing Activities

Cash provided by continued financing activities were $188,744 and $376,134 for the six months ended January 31, 2017 and 2016, respectively. During the six months ended January 31, 2017, the Company received cash of $118,640 from related parties and $70,104 from the issuance of common stock. During the six months ended January 31, 2016, the Company received cash from issuance of 462,420 shares of common of $405,579, loan from the former CEO of $16,822 and the Company repaid $46,267 to the former CEO.

Cash used in discontinued financing activities were $0 and $67,097for the six months ended January 31, 2017 and 2016, respectively. During the six months ended January 31, 2016, the Company received $67,097 short-term loans from unrelated third party.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of January 31, 2017, the Company has incurred losses since inception resulting in an accumulated deficit of $1,060,391. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on any and all equity securities we have sold during the six-month period ended January 31, 2017, that were not registered under the Securities Act of 1933 as amended, is set forth below:

On January 4, 2017, the Company issued 19,532,820 shares of its Common Stock, at a per share price of $0.005, in a private placement to 42 investors, for which it received gross cash proceeds of approximately $70,104 and subscriptions receivable of $27,560. The private placement was made pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 14, 2017, RBSM LLP (“RBSM”) resigned as Company’s independent registered public accounting firm. The report of RBSM on the Company’s financial statements for the years ended July 31, 2016 and 2015, did not contain an adverse opinion or disclaimer of opinion, and such report was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended July 31, 2016 and 2015, there were no disagreements between the Company and RBSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. No reportable event, as described in Item 304(a)(1)(v) of Regulation S-K, has occurred from the resignation of RBSM.

Effective March 2, 2017, the Board of Directors of the Company approved KCCW Accountancy Corp. (“KCCW”) as the independent auditor to audit our financial statements for the fiscal year ending July 31, 2017 and any subsequent interim periods.

During our two most recent fiscal years ended July 31, 2016 and 2015, and during the subsequent period preceding KCCW’s engagement, neither Tianci nor anyone acting on its behalf consulted with KCCW on (i) any matters regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the our consolidated financial statements, and no written report or oral advice was provided to us that KCCW concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

TIANCI INTERNATIONAL, INC.
(Registrant)

Dated: March 21, 2017	/s/ Cuilian Cai
Cuilian Cai
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Financial Officer)

