Form 10-Q/A
period 2016-10-31
Tianci International, Inc.
filed 2017-03-27
CIK 1557798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

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

EXPLANATORY NOTES

The Quarterly Report on Form 10-Q for the quarter ended October 31, 2016 (the “Original Report”) of Tianci International, Inc. (the “Company,” the “Registrant,” “we” or “us”), which was originally filed with the Securities and Exchange Commission on January 27, 2017 to show that an independent registered public accountant did not review the unaudited interim financial statements for the quarter ended October 31, 2016 (the “Not Reviewed Paragraph”), as required by Regulation S-X, is now being amended in its entirety (“Amendment No. 1”) to make the following changes:

●	Removing the Not Reviewed Paragraph in Part I, Item I with respect to the financial statements and other financial data contained herein to indicate that our current independent registered public accountant, KCCW Accountancy Corp. (“KCCW”), has reviewed our unaudited interim financial statements for the quarter ended October 31, 2016 and that no material adjustments to our financial statements included in the Original Report has resulted from this review; and

●	Revising our disclosure regarding cash proceeds regarding the issuance of our Common Stock on January 4, 2017 in Part I, Item 1 and in Part II, Item II to reflect that we have received gross cash proceeds of approximately $70,104 and subscriptions receivable of $27,560.

Except for the changes described above, this Amendment No. 1 speaks as of the original filing date of the Original Report and does not otherwise reflect events that may have occurred subsequent to the original filing date.

TIANCI INTERNATIONAL, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for year ended July 31, 2016, as filed on January 13, 2017.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

On January 4, 2017, the Company issued 19,532,820 shares of its Common Stock, at a per share price of $0.005, in a private placement to 42 investors, for which it received cash proceeds of approximately $70,104 and subscriptions receivable of $27,560.

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

Operating Expenses

Operating expenses decreased $63,157 for the three months ended October 31, 2016 as compared to the three months ended October 31, 2015. The following table presents operating expenses for 2016 and 2015:

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

Cash Flow from Operating Activities

During the three months ended October 31, 2016, cash used in continued operating activities was $119,140 compared to cash used in continued operating activities of $143,698 during the three months ended October 31, 2015. The decrease in cash used in continued operating activities was due to the decrease in operating expenses. For the three months ended October 31, 2016, the Company had a net loss from continued operation of $45,100 and a net change in working capital of $74,040.

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

TIANCI INTERNATIONAL, INC.
(Registrant)

Dated: March 27, 2017	/s/ Cuilian Cai
Cuilian Cai
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Financial Officer)

