Form 10-Q
period 2017-04-30
Tianci International, Inc.
filed 2017-06-19
CIK 1557798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No ☐

As of June 16, 2017, there were 1,746,357 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TIANCI INTERNATIONAL, INC.

Balance Sheets

	April 30, 2017	July 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,659	$-
Assets held for sale	-	31,609
Total Current Assets	17,659	31,609
TOTAL ASSETS	$17,659	$31,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$5,000	$74,040
Due to related parities	11,824	131,824
Liabilities held for sale	-	252,726
TOTAL CURRENT LIABILITIES	16,824	458,590

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,746,357 and 694,182 shares issued and outstanding as of April 30, 2017 and July 31, 2016, respectively	175	69
Additional paid-in capital	1,095,213	753,575
Accumulated deficit	(1,094,553)	(1,157,538)
Accumulated other comprehensive loss	-	(23,087)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	835	(426,981)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,659	$31,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Office and miscellaneous	45	9,485	693	118,318
Professional fees	34,117	38,475	136,352	164,351
Total Operating Expenses	34,162	47,960	137,045	282,669

LOSS FROM OPERATIONS	(34,162)	(47,960)	(137,045)	(282,669)

LOSS BEFORE INCOME TAXES	(34,162)	(47,960)	(137,045)	(282,669)
Provision for income taxes	-	-	-	-
Loss from Continued Operations	(34,162)	(47,960)	(137,045)	(282,669)

Discontinued operations
Loss from discontinued operations	-	(76,692)	(498)	(334,260)
Gain on sale of investment	-	-	200,528	-
Gain (Loss) from Discontinued Operations, Net of Tax Benefits	-	(76,692)	200,030	(334,260)

NET INCOME (LOSS)	$(34,162)	$(124,652)	$62,985	$(616,929)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$(34,162)	$(124,652)	$62,985	$(616,929)
Other Comprehensive loss:
Foreign currency translation adjustments	20,486	(9,423)	23,087	(11,157)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(13,676)	$(134,075)	$86,072	$(628,086)

Basic and diluted income (loss) per common share	$(0.03)	$(0.18)	$0.07	$(0.93)
Basic and Diluted Weighted Average Common Shares Outstanding	1,302,537	692,599	963,347	664,761

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$62,985	$(282,669)
(Gain ) loss from discontinued operations	(200,030)	334,260
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Management fees accrued - related party	-	60,000
Changes in operating assets and liabilities:
Prepaid expenses and other deposits	-	11,202
Accounts payable and accrued liabilities	(69,040)	8,671
Net cash provided by (used in) continuing activities	(206,085)	131,464
Net cash provided by (used in) discontinued operations	-	(637,528)
Net cash used in operating activities	(206,085)	(506,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment	2,000	-
Net cash provided by continuing activities	2,000	-
Net cash used in discontinued operations	-	(10,468)
Net cash provided by (used in) investing activities	2,000	(10,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	103,104	440,579
Proceeds from related parties	118,640	40,090
Repayment to related parties	-	(69,361)
Net cash provided by continuing activities	221,744	411,308
Net cash provided by discontinued operations	-	112,656
Net cash provided by financing activities	221,744	523,964

Effects on changes in foreign exchange rate	-	(7,386)

Net increase in cash and cash equivalents	17,659	46
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$17,659	$46
	-
Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities
Common shares issued for due to related party	$120,000	$-
Related party debt forgiven	$118,640	$-
Prepaid asset assumed in reverse acquisition	$-	$16,310
Payments made by related parties	$-	$11,825
Short-term loans reclassified as inter-company loans	$-	$164,730
Accounts payable assumed in reverse acquisition	$-	$40,867
Related party loans assumed in reverse acquisition	$-	$101,095

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

April 30, 2017

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

On October 26, 2016, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Tianci International, Inc., a newly formed Nevada Corporation (“Merger Sub”), formed on November 09, 2016, with Merger Sub being the surviving entity. The transaction contemplated in the Merger Agreement (“Merger”) which became effective on November 9, 2016.

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

Results of the nine months ended April 30, 2017 are not necessarily indicative of the results that may be expected for the year ended July 31, 2017 and any other future periods.

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

Going Concern Matters

As of April 30, 2017, the Company had $17,659 in cash on hand, had incurred a net loss from continued operations of $137,045, and used $206,085 in cash for continued operating activities for the nine months ended April 30, 2017.

The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through equity and debt financing arrangements, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report.  However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures, working capital, and other requirements. Management intends to make every effort to identify and develop sources of funds. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of April 30, 2017 and July 31, 2016, the Company has $17,659 and $0 in cash and cash equivalents, respectively.

Foreign Currency Translation and Re-measurement

The Company’s functional and reporting currency is the U.S. dollar. All transactions initiated in EURO are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Equities at historical rate
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in shareholders’ equity (deficit).

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with ASC 260. Basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2017 and July 31, 2016.

Reclassification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net income (loss) or accumulated deficit.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s condensed financial statements.

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

During the nine months ended April 30, 2017, the Company recorded a gain on the sale of $200,528. The Company has no continuing involvement in the operations of Steampunk. The sale of Steampunk qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of Steampunk’ operations from its Statements of Operations and Comprehensive Income (Loss) to present this business in discontinued operations.

The following table shows the results of operations of Steampunk for nine months ended April 30, 2017 and 2016 which are included in the gain (loss) from discontinued operations:

	Nine Months Ended
	April 30,
	2017	2016

Revenues	$-	$-

Advertising and marketing	-	(36,942)
Consulting fees	-	(5,025)
Development costs	-	(144,736)
Management fees	-	(52,650)
Office and miscellaneous	(498)	(68,139)
Professional fees	-	(17,630)
Rents	-	(10,875)
Interest expenses	-	(4,831)
Gain on sale of investment	200,528	-
Other income	-	6,568
Total Income (Expense)	200,030	(334,260)

Gain (Loss) from Discontinued Operations, Net of Tax Benefits	$200,030	$(334,260)

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

	April 30,	July 31,
	2017	2016
Assets held for sale
Cash and cash equivalents	$-	$339
Prepaid expenses and other deposits	-	4,808
Other current assets	-	13,698
Property and equipment, net	-	12,764
Total assets held for sale	$-	$31,609

Liabilities held for sale
Accounts payable and accrued liabilities	$-	$21,590
Due to related parities	-	92,379
Short-term loans	-	138,757
Total liabilities held for sale	$-	$252,726

NOTE 4 – DUE TO RELATED PARTIES

On October 6, 2016, the Company entered into the debt conversion agreement with the former Chief Executive Officer (“CEO”) and shareholder of the Company. The former CEO is owed $120,000 (“Debt”) as payment for preciously unpaid salary and accrued expense from January 2015 to January 2016 to convert into shares of the Company’s common stock. During the three months ended October 31, 2016, Debt of $120,000 was converted into shares of common stock, at a price per share of 0.047, for an aggregate number of 2,553,191 shares. As of April 30, 2017 and July 31, 2016, the Company owed $0 and $120,000 to the former CEO and shareholder.

During the nine months ended April 30, 2017, the Company had a change of control, pursuant to which former shareholders paid $118,640 for outstanding accounts payable. The $118,640 was immediately forgiven and recorded as contributed capital pursuant conditions of the change of control.

During the year ended July 31, 2016, a shareholder of the Company made vendor payments of $11,824 directly on behalf of the Company. As of April 30, 2017 and July 31, 2016, the Company owed $11,824 to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 5 - EQUITY

Share capital

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of April 30, 2017 and July 31, 2016.

Common Stock

During the nine months ended April 30, 2017, the Company issued the shares of common stock as follows;

●	2,553,191 shares of common stock for conversion of debt (see Note 4).

●	19,532,820 shares of its Common Stock, at a per share price of $0.005, in a private placement to 42 investors for which the Company received proceeds of $98,104.

●	On April 21, 2017, the Company issued 500,000 shares of common stock, par value $0.0001 per share, to one shareholder for an aggregate price of $5,000.

Reverse Stock Split transaction

On March 15, 2017, the Company filed a Certificate of Correction with the Nevada Secretary of State, which was effective April 6, 2017 upon its receipt of the written notice from Financial Industry Regulatory Authority ("FINRA"). Pursuant to the Certificate of Correction, the Company effectuated a 1-for-40 reverse stock split of its issued and outstanding shares of common stock, $0.0001 par value, whereby 49,854,280 outstanding shares of the Company’s common stock were exchanged for 1,246,357 shares of the Company's common stock.

As a result of the above transactions, there were 1,746,357 and 694,182 shares of common stock issued and outstanding as of April 30, 2017 and July 31, 2016, respectively.

NOTE 7 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no additional events have occurred that require disclosure except below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

We have not yet generated significant revenues and have accumulated deficit of $1,094,553 since inception through April 30, 2017.

The following table provides selected financial data about our company as of April 30, 2017 and July 31, 2016.

Balance Sheet Data

	April 30,	July 31,
	2017	2016	Change	%

Cash	$17,659	$-	$17,659	-
Total assets	$17,659	$31,609	$(13,950)	(44%)
Total liabilities	$16,824	$458,590	$(441,766)	(96%)
Stockholders’ equity(deficit)	$835	$(426,981)	$427,816	(100%)

Three Months Ended April 30, 2017, Compared to Three Months Ended April 30, 2016

	Three Months Ended April 30,
	2017	2016	Change	%
Revenue	$-	$-	$-	-
Operating expenses	34,162	47,960	(13,798)	(29)%
Loss from Continued Operation	(34,162)	(47,960)	13,798	(29)%
Gain (Loss) from Discontinued Operation	-	(76,692)	76,692	(100)%
Net Loss	$(34,162)	$(124,652)	$90,490	(73)%

Revenue

For the three months ended April 30, 2017 and 2016, we generated no revenue.

Operating Expenses

Operating expenses has decreased by $13,798 to $34,162 for the three months ended April 30, 2017 as compared to $47,960 for the three months ended April 30, 2016. The following table presents operating expenses for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,
	2017	2016	Change	%
Office and miscellaneous	$45	$9,485	$(9,440)	(100)%
Professional fees	34,117	38,475	(4,358)	(11)%
Total Operating Expenses	$34,162	$47,960	$(13,798)	(29)%

There are no significant changes for the three months ended April 30, 2017 compared to the same quarter in 2016. The decrease in operating expenses is primarily as a result of a decrease in office expense of $9,440 and professional fees of $4,358.

Discontinued Expenses

Pursuant to the Spin-Off Agreement, the Company recorded all expenses from the subsidiary in Malta as discontinued expenses. Loss from discontinued operations for the three months ended April 30, 2017 and 2016 was $0 and $76,692, respectively.

Nine Months Ended April 30, 2017, Compared to Nine Months Ended April 30, 2016

	Nine Months Ended April 30,
	2017	2016	Change	%
Revenue	$-	$-	$-	-
Operating expenses	137,045	282,669	(145,624)	(52)%
Loss from Continued Operation	(137,045)	(282,669)	145,624	(52)%
Gain (Loss) from Discontinued Operation	200,030	(334,260)	534,290	(160)%
Net Loss	$62,985	$(616,929)	$679,914	(110)%

Revenue

For the nine months ended April 30, 2017 and 2016, we generated no revenue.

Operating Expenses

Operating expenses has decreased by $145,624 to $137,045 for the nine months ended April 30, 2017 as compared to $282,669 for the nine months ended April 30, 2016. The following table presents operating expenses for the nine months ended April 30, 2017 and 2016:

	Nine Months Ended April 30,
	2017	2016	Change	%
Office and miscellaneous	$693	$118,318	$(117,625)	(99)%
Professional fees	136,352	164,351	(27,999)	(17)%
Total Operating Expenses	$137,045	$282,669	$(145,624)	(52)%

The decrease in operating expenses is primarily as a result of a decrease in general office and miscellaneous and management fees. No management fees were recorded for the nine months ended April 30, 2017, whereas $60,000 were recorded during the nine months ended 2016. The decrease in professional fees during 2017 is primarily due to the costs of the acquisition of Steampunk Malta in 2016.

Discontinued Expenses

Pursuant to the Spin-Off Agreement, the Company recorded all expenses from the subsidiary in Malta as discontinued expenses. Loss from discontinued operations for the nine months ended April 30, 2017 and 2016 was $498 and $334,260, respectively. As a result of this agreement, the Company recognized the gain on sale of investment of $200,528 during the nine months ended April 30, 2017.

Liquidity and Capital Resources

Working Capital

	April 30,	July 31,
	2017	2016	Change	%
Current Assets	$17,659	$31,609	$(13,950)	(44)%
Current Liabilities	16,824	458,590	(441,766)	(96)%
Working Capital (Deficiency)	$835	$(426,981)	$427,816	(100)%

The decrease in working capital deficiency was mainly due to the spin-off of the subsidiary and a decrease in accounts payable of $69,040 and a decrease in due to related parties of $120,000.

Cash Flows

	Nine Months Ended April 30,
	2017	2016
Net cash provided by (used in) continued operating activities	$(206,085)	$131,464
Net cash used in discontinued operating activities	$-	$(637,528)
Net cash provided by continued investing activities	$2,000	$-
Net cash used in discontinued investing activities	$-	$(10,468)
Net cash provided by continued financing activities	$221,744	$411,308
Net cash provided by discontinued financing activities	$-	$112,656
Effects on changes in foreign exchange rate	$-	$(7,386)
Net increase in cash and cash equivalents	$17,659	$46

Cash Flow from Operating Activities

During the nine months ended April 30, 2017, net cash used in continued operating activities was $206,085 compared to net cash provided by continued operating activities of $131,464 during the nine months ended April 30, 2016. The decrease in net cash provided by continued operating activities was primarily due to the decrease in accounts payable and the increase in gain on sale of investment, partially offset by the decrease in loss from continued operations.

For the nine months ended April 30, 2017, the Company had a net loss from continued operation of $137,045 and a net change in working capital of $69,040. During the nine months ended April 30, 2017, cash used in discontinued operating activities was $498 compared to cash used in discontinued operating activities of $334,260 during the nine months ended April 30, 2016.

Cash Flow from Investing Activities

Net cash provided by continued investing activities were $2,000 and $0 for the nine months ended April 30, 2017 and 2016, respectively

During the nine months ended April 30, 2017, the Company sold the investment in subsidiary for $2,000 pursuant to the Spin-Off Agreement.

Net cash used in discontinued investing activities were $0 and $10,468 for the nine months ended April 30, 2017 and 2016, respectively.

During the nine months ended April 30, 2016, the Company used cash of $10,468 to purchase equipment.

Cash Flow from Financing Activities

Net cash provided by continued financing activities were $221,744 and $411,308 for the nine months ended April 30, 2017 and 2016, respectively. During the nine months ended April 30, 2017, the Company received cash of $118,640 from related parties and $103,104 from the issuance of common stock. During the nine months ended April 30, 2016, the Company received cash from issuance of 613,593 shares of common of $440,579, loan from the former CEO of $40,090 and the Company repaid $69,361 to the former CEO.

Net cash provided by discontinued financing activities were $0 and $112,656 for the nine months ended April 30, 2017 and 2016, respectively. During the nine months ended April 30, 2016, the Company received $70,914 short-term loans from unrelated third party and loan from the former CEO of $41,742.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at April 30, 2017, the Company has working capital of $835 and has incurred losses since inception resulting in an accumulated deficit of $1,094,553. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32)	Section 1350 Certifications

32.1*	Rule 1350 Certification of Chief Executive Officer.

32.2*	Rule 1350 Certification of Chief Financial Officer.

101*	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRLTaxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.
(Registrant)

Dated: June 19, 2017	/s/ Cuilian Cai
Cuilian Cai
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Financial Officer)

