Form 10-K
period 2017-07-31
Tianci International, Inc.
filed 2017-10-17
CIK 1557798

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 333-184061

TIANCI INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	45-5440446
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

No. 45-2, Jalan USJ 21/10 Subang Jaya 47640
Selangor Darul Ehsan, Malaysia
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code +6012 503 7322

Securities registered under Section 12(b) of the Act: NONE.

Securities registered under Section 12(g) of the Act: NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ] Emerging growth company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $657,361 as of January 31, 2017, based on a price of $0.03, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 9, 2017, the Registrant had 5,054,985 shares of common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

ii

PART I

Item 1. Business

Corporate Overview

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

We were incorporated in the State of Nevada on June 13, 2012. Our current business office is located at No. 45-2, Jalan USJ 21/10, Subang Jaya 47640, Selangor Darul Ehsan, Malaysia. Our telephone number is +6012 503 7322.

We were initially an exploration stage company under the name of Freedom Petroleum Inc. (changed to Steampunk Wizards, Inc., effective on July 2, 2015) that originally intended to engage in the exploration and development of oil and gas properties. In April 2015, after reviewing the markets with investor appetite and management's duties to its shareholders, the Company determined to discontinue its oil and gas operation. We then began exploring opportunities in the computer gaming and application industry.

We engaged in computer game development until October 13, 2016, when control of our company changed pursuant to a share purchase agreement and a spin-off agreement. On October 26, 2016, our corporate name was changed from “Steampunk Wizards, Inc.” to "Tianci International, Inc." The name change was effected on November 27, 2016, pursuant to Nevada Revised Statutes Section 92A.180 in connection with the merger of us into our then subsidiary, Tianci International Inc.

Effective April 6, 2017, we engaged in a 1 for 40 reverse stock split.

On August 3, 2017, we entered into a Stock Purchase Agreement (the “SPA”) with Shifang Wan (the “Seller”), the record holder of 4,397,837 common shares, or approximately 87.00% of the issued and outstanding of Common Stock of the Company, and Chuah Su Chen and Chuah Su Mei (collectively, the “Purchasers”, and together with the Company and the Seller, the “Parties”). Pursuant to the SPA, the Seller sold to the Purchasers and the Purchasers acquired from the Sellers the Shares for a total gross purchase price of Three Hundred Fifty Thousand Dollars ($350,000). The acquisition was consummated on August 15, 2017. The Purchasers used personal funds to acquire the Shares.

Upon the consummation of the sale, Ms. Cuilian Cai resigned from her positions as director, Chief Executive Officer and Chief Financial Officer of the Company. Her resignation was not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices. The following individuals were also appointed to serve in the positions set forth next to their names below:

Name	Age	Position
Chuah Su Chen	34	Director, Chief Financial Officer and Secretary
Chuah Su Mei	38	Director, Chief Executive Officer and President
Yeow Yuen Kai	44	Director and Chief Technology Officer

Jerry Ooi was appointed to serve as a director effective August 30, 2017.

Current Business

Our principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Based on proposed business activities, we are a “blank check” company. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

As of the date of this Annual Report, we have not entered into any agreement with any party regarding acquisition opportunities for us. We are in active discussions with an operating business affiliated with our executive officers regarding potential acquisition. There is no assurance that we will be able to successfully acquire such company or any company in the near future.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•	Capital requirements and anticipated availability of required funds from the Registrant, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	Other relevant factors.

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

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, we are in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Historical Activities

2014 Securities Sale

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

2015 Share Exchange

On July 15, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”), Lin, being the owner of record of 11,451,541 common shares of the Company (before the Reverse Stock Split transaction described in Note 6 of our financial statements) and the persons listed thereof (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”). Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of us in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of us, on August 21, 2015, we issued 4,812,209 shares (the “New Shares”) (subject to adjustment for fractionalized shares as set forth below) of our common stock (before the Reverse Stock Split transaction described in Note 6 of our financial statements) to the Shareholders (or their designees), and Lin caused 10,096,229 shares (before the Reverse Stock Split transaction described in Note 6 of our financial statements) of our common stock that he owned (the “Lin Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively represented 55% of the issued and outstanding common stock of us immediately after the Closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co. As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. became a wholly owned subsidiary (the “Subsidiary”) of us and there was a change of control of us following the closing. The Shareholders of Malta Co. owned approximately 55% of our issued and outstanding common stock. There were no warrants, options or other equity instruments issued in connection with the Exchange Agreement.

Malta Co. was incorporated in 2014 to acquire the intellectual property (IP) related to an unfinished game called “Tangled Tut.” Making full use of the team’s experience and diverse talent set, the company built the first mobile game with 3D printable rewards embedded and the associated IP and server technology.

Through Malta Co, we became an independent games development and technology company that specialized in developing enchanting games and gaming technology where the real and virtual worlds blur.  We launched a mobile casual game called Bungee Mummy – Challenges, designed primarily for smartphones and tablets (supporting both Android and IOS), in late August of 2015.

On January 29, 2016, Lin resigned from his CEO and sole director positions with Tianci, and Mr. Joshua O’Cock became our CEO, CFO, Secretary and Director.

2016 Securities Sale and Spin-Off

On October 13, 2016, we entered into a spin-off agreement (the “Spin-Off Agreement”) with Malta Co. and Praefidi Holdings Limited (the “Buyer”), an entity organized under the laws of Malta that was owned by Brendon Grunewald. Pursuant to the Spin-Off Agreement, the Buyer received all of the issued and outstanding capital stock of Malta Co. and we received $2,000 as purchase price. The Buyer became the sole equity owner of Malta Co. and we had no further interest in Malta Co.

On October 13, 2016, shareholders who owned in the aggregate 18,071,445 shares (the “2016 Shares”) of our common stock, representing approximately 65.1% of all our issued and outstanding common stock at the time, entered into a Share Purchase Agreement (the “Change of Control SP”) with certain purchasers listed therein pursuant to which the purchasers acquired the 2016 Shares for an aggregate purchase price of $150,000.  In connection with the sale, a change in control occurred, and Mr. Joshua O’Cock, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole director, resigned from all of his director and officer positions with us.

Simultaneously with the closing, Cuilian Cai, was appointed as a director and Chief Executive Officer and Chief Financial Officer of Tianci.

Effective November 7, 2016, we changed our name from Steampunk Wizards, Inc. to Tianci International, Inc.

On January 4, 2017, we issued 19,532,820 shares of our common stock (before the Reverse Stock Split transaction described in Note 6 of our financial statements) to certain purchasers in accordance with the terms and conditions of a Securities Purchase Agreement (the “Private Placement SPA”), at price of $0.005 per share for an aggregate purchase price of $98,104. The shares sold in the private placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The proceeds were used for working capital purposes.

2017 Securities Sale and Change in Control

On August 3, 2017, Tianci, ShiFang Wan (“SFW”). Chuah Su Mei and the Chuah Su Chen executed a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which SFW sold to the Chuah Su Chen and Chuah Su Mei an aggregate of 4,397,837 shares of Common Stock, or approximately 87% of the issued and outstanding Common Stock, at a purchase price of $350,000. The acquisition consummated on August 15, 2017, and 2,000,000 shares of the Company’s common stock were purchased by Chuah Su Chen using her own personal funds. Upon consummation, the sole executive officer and director of Tianci resigned from all of her positions with Tianci, and Chuah Su Mei, Chuah Su Chen and Yeow Yuen Kai were appointed to serve in the positions set forth next to their names below:

Name	Position
Chuah Su Chen	Director, Secretary and Chief Financial Officer
Chuah Su Mei	Director, Chief Executive Officer and President
Yeow Yuen Kai	Director

Chuah Su Chen and Chuah Su Mei are siblings.

Effective August 30, 2017, Jerry Ooi was appointed to serve as a Director of Tianci until his successor(s) shall be duly elected or appointed, unless he resigns, is removed from office or is otherwise disqualified from serving as a director of Tianci.

Employees. As of the date of this Annual Report, we did not have any employees. We expect to hire employees after the acquisition of an operating business.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any property. We currently do not have a lease for the office space we are using in Malaysia. Our executive officer, Chuah Su Chen, has allowed us to use the space at no costs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our company's common stock is quoted on the OTCQB under the symbol "CIIT". Our stock did not begin trading until March 15, 2013.

The following table sets forth the quarterly high and low bid prices for the common stock for the past two fiscal years. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low

Quarter ended July 31, 2017	$0.55	$0.03
Quarter ended April 30, 2017	$1.8	$0.2
Quarter ended January 31, 2017	$1.96	$0.5
Quarter ended October 31, 2016	$3.88	$1.4
Quarter ended July 31, 2016	$1.5	$0.25
Quarter ended April 30, 2016	$1.88	$0.63
Quarter ended January 31, 2016	$1.46	$1.46
Quarter ended October 31, 2015	$2.5	$0.38

On October ____, 2017, the closing bid price of the common stock was $0.30

Holders

As of October 9, 2017 there were 89 stockholders of record and an aggregate of 5,054,985 shares of our common stock were issued and outstanding. Our common shares are issued in registered form. The transfer agent of our company's common stock is Action Stock Transfer Corporation at 2469 E Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

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

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2017.

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

We were incorporated in the State of Nevada on June 13, 2012. Our current business office is located at No. 45-2, Jalan USJ 21/10, Subang Jaya 47640, Selangor Darul Ehsan, Malaysia. Our telephone number is +6012 503 7322.

We were initially an exploration stage company under the name of Freedom Petroleum Inc. (changed to Steampunk Wizards, Inc., effective on July 2, 2015) that originally intended to engage in the exploration and development of oil and gas properties. In April 2015, after reviewing the markets with investor appetite and management's duties to its shareholders, the Company determined to discontinue its oil and gas operation. We then began exploring opportunities in the computer gaming and application industry.

We engaged in computer game development until October 13, 2016, when control of our company changed pursuant to a share purchase agreement and a spin-off agreement. On October 26, 2016, our corporate name was changed from “Steampunk Wizards, Inc.” to "Tianci International, Inc." The name change was effected on November 27, 2016, pursuant to Nevada Revised Statutes Section 92A.180 in connection with the merger of us into our then subsidiary, Tianci International Inc.

On August 3, 2017, we entered into a Stock Purchase Agreement (the “SPA”) with Shifang Wan (the “Seller”), the record holder of 4,397,837 common shares, or approximately 87.00% of the issued and outstanding of Common Stock of the Company, and Chuah Su Chen and Chuah Su Mei (collectively, the “Purchasers”, and together with the Company and the Seller, the “Parties”). Pursuant to the SPA, the Seller sold to the Purchasers and the Purchasers acquired from the Sellers the Shares for a total gross purchase price of Three Hundred Fifty Thousand Dollars ($350,000). The acquisition was consummated on August 15, 2017. The Purchasers used personal funds to acquire the Shares.

Upon the consummation of the sale, Ms. Cuilian Cai resigned from her positions as director, Chief Executive Officer and Chief Financial Officer of the Company. Her resignation was not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices. The following individuals were also appointed to serve in the positions set forth next to their names below:

Name	Age	Position
Chuah Su Chen	34	Director, Chief Financial Officer and Secretary
Chuah Su Mei	38	Director, Chief Executive Officer and President
Yeow Yuen Kai	44	Director and Chief Technology Officer

Jerry Ooi was appointed to serve as a director effective August 30, 2017.

We are in active discussions with an operating business affiliated with our executive officers regarding potential acquisition. There is no assurance that we will be able to successfully acquire such company or any company in the near future.

Limited Operating History; Need for Additional Capital

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

We have not yet generated significant revenues and have accumulated deficit of $1,119,659 as of July 31, 2017.

The following table provides selected financial data about our company as of July 31, 2017 and 2016.

Balance Sheet Data

	July 31,	July 31,
	2017	2016

Cash and cash equivalents	$2,360	$–
Assets held for sale	$–	$31,609
Total assets	$2,360	$31,609
Total current liabilities	$11,498	$458,590
Stockholders' deficit	$(9,138)	$(426,981)

	Year Ended July 31, 2017	Year Ended July 31, 2016
Revenue	$–	$–
Operating expenses	162,151	315,576
Loss from Continued Operation	(162,151)	(315,576)
Gain (Loss) from Discontinued Operation	200,030	(367,925)
Net Income (Loss)	$37,879	$(683,501)

Revenue. During the fiscal years ended July 31, 2017, and 2016, we did not generate any revenues.

Operating Expenses. Operating expenses were $162,151 for the year ended July 31, 2017, consisting of professional fees of $161,443 and office and miscellaneous expenses of $708. Operating expenses were $315,576 for the year ended July 31, 2016, including professional fees of $191,062 and office and miscellaneous expenses of $124,514. The decrease in operating expenses was primarily attributable to the decrease in office and miscellaneous expenses.

Discontinued Operations. Pursuant to the Spin-Off Agreement, the Company recorded all expenses from the subsidiary in Malta as discontinued expenses. Gain (Loss) from discontinued operations for the years ended July 31, 2017 and 2016 was $200,030 and $(367,925), respectively. As a result of this agreement, the Company recognized the gain on sale of investment of $200,528 during the year ended July 31, 2017.

Liquidity and Capital Resources

Working Capital

	July 31,	July 31,
	2017	2016	Change	%
Current Assets	$2,360	$31,609	$(29,249)	(92.5%	)
Current Liabilities	11,498	458,590	(447,092)	(97.5%	)
Working Capital (Deficiency)	$(9,138)	$(426,981)	$(417,843)	(98.0%	)

As of July 31, 2017, we had working capital deficit of $9,138 as compared to working capital deficit of $426,981 as of July 31, 2016. The decrease in working capital deficiency was mainly due to the spin-off of the subsidiary, a decrease in accounts payable of $62,542, and a decrease in due to related parties of $131,824 during the year ended July 31, 2017.

Cash Flows

	Year Ended July 31, 2017	Year Ended July 31, 2016
Net cash used in continued operating activities	$(224,693)	$(190,230)
Net cash used in discontinued operating activities	$–	$(350,017)
Net cash provided by continued investing activities	$2,000	$–
Net cash used in discontinued investing activities	$–	$(10,151)
Net cash provided by continued financing activities	$225,053	$398,695
Net cash provided by discontinued financing activities	$–	$154,799
Effects on changes in foreign exchange rate	$–	$(3,096)
Net increase in cash and cash equivalents	$2,360	$–

Cash Flow from Operating Activities

During the year ended July 31, 2017, net cash used in continued operating activities was $224,693, compared to $190,230 for the year ended July 31, 2016. The increase in cash used in continued operating activities was mainly due to the decrease in accounts payable and the decrease in net loss during the year ended July 31, 2017.

During the period ended July 31, 2017, cash used in discontinued operating activities was $0 compared to cash used in discontinued operating activities of $350,017 during the period ended July 31, 2016.

Cash Flow from Investing Activities

During the year ended July 31, 2017, net cash provided by investing activities was $2,000, all of which was attributable to continued investing activities. For the same period ended July 31, 2016, net cash used in investing activities was $10,151, all of which was used to purchase equipment and was related to discontinued investing activities.

Cash Flow from Financing Activities

During the year ended July 31, 2017, continued financing activities provided net cash of $225,053, consisting of the proceeds of $118,640 from related parties and $106,413 from the issuance of common stock for cash.

During the year ended July 31, 2016, financing activities provided net cash of $553,494, of which $398,695 was from continued financing activities and $154,799 from discontinued financing operations. Net cash from continued financing activities consisted of $440,579 from the issuance of 613,593 shares of common stock, a loan from the former CEO of $16,822, and a repayment of $57,917 to the former CEO.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at July 31, 2017, the Company has working capital deficiency of $9,138 and has incurred losses since inception resulting in an accumulated deficit of $1,119,659. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

TIANCI INTERNATIONAL, INC.

AUDITED FINANCIAL STATEMENTS

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and Boards of Directors

Tianci International, Inc.

Selangor Darul Ehsan, Malaysia

We have audited the accompanying balance sheet of Tianci International, Inc., as of July 31, 2017, and the related statements of operations and comprehensive (income) loss, stockholders’ equity (deficit), and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tianci International, Inc. as of July 31, 2017, and the results of its operations and other comprehensive (income) loss, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Tianci International, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from operations, has a working capital deficit and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

KCCW Accountancy Corp.

Diamond Bar, California

October 5, 2017

 KCCW Accountancy Corp.

3333 S Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 • Fax: +1 909 895 4155 • info@kccwcpa.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Tianci International, Inc.

(formerly known as Steampunk Wizards, Inc.).

We have audited, before the effects of the adjustments to retroactively apply the impact of the reverse stock split described in Note 6, the accompanying consolidated balance sheet of Tianci International, Inc. (formerly known as Steampunk Wizards, Inc.), (the “Company”), as of July 31, 2016 and the related consolidated statements of operations and comprehensive loss, statement of stockholders’ deficit and statement of cash flows for the year ended July 31, 2016 (the 2016 financial statements before the effects of the adjustments in Note 6 are not presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retroactively apply the impact of the reverse stock split described in Note 6, present fairly, in all material respects, the consolidated financial position of Tianci International, Inc. (formerly known as Steampunk Wizards, Inc.) as of July 31, 2016 and the results of operations and comprehensive loss and cash flows for the year ended July 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

We were not engaged to audit, review or apply any procedures to the adjustments to retroactively apply the change in accounting described in Note 6, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by KCCW Certified Public Accountants.

/s/ RBSM LLP

RBSM LLP

Henderson Nevada

January 12, 2017

TIANCI INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2017	July 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$2,360	$–
Assets held for sale	–	31,609
Total Current Assets	2,360	31,609
TOTAL ASSETS	$2,360	$31,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$11,498	$74,040
Due to related parties	–	131,824
Liabilities held for sale	–	252,726
TOTAL CURRENT LIABILITIES	11,498	458,590

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,054,985 and 694,182 shares issued and outstanding, respectively	505	69
Additional paid-in capital	1,110,016	753,575
Accumulated deficit	(1,119,659)	(1,157,538)
Accumulated other comprehensive loss	–	(23,087)
TOTAL STOCKHOLDERS' DEFICIT	(9,138)	(426,981)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,360	$31,609

The accompanying notes are an integral part of these consolidated financial statements

TIANCI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended July 31,
	2017	2016

REVENUES	$–	$–

OPERATING EXPENSES
Office and miscellaneous	708	124,514
Professional fees	161,443	191,062
Total Operating Expenses	162,151	315,576

LOSS FROM OPERATIONS	(162,151)	(315,576)

LOSS BEFORE INCOME TAXES	(162,151)	(315,576)
Provision for income taxes	–	–
Loss from Continued Operations	(162,151)	(315,576)

Discontinued operations
Loss from discontinued operations	(498)	(367,925)
Gain on sale of investment	200,528	–
Gain (Loss) from Discontinued Operations, Net of Tax Benefits	200,030	(367,925)

NET INCOME (LOSS)	$37,879	$(683,501)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$37,879	$(683,501)
Other Comprehensive loss:
Foreign currency translation adjustments	2,601	(5,975)
TOTAL COMPREHENSIVE INCOME (LOSS)	$40,480	$(689,476)

Basic and diluted loss per common share from continued operations	$(0.13)	$(0.47)
Basic and diluted income (loss) per common share from discontinued operations	$0.15	$(0.55)

Basic and Diluted Weighted Average Common Shares Outstanding	1,296,679	672,156

The accompanying notes are an integral part of these consolidated financial statements

TIANCI INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Loss	Deficit

Balance - July 31, 2015	372,711	37	270,700	(474,037)	(17,112)	(220,412)
Recapitalization	306,131	31	39,047	–	–	39,078
Common stock issued for cash	15,340	1	440,578	–	–	440,579
Contribution	–	–	3,250	–	–	3,250
Net loss for the period	–	–	–	(683,501)	–	(683,501)
Foreign currency translation adjustments	–	–	–	–	(5,975)	(5,975)
Balance - July 31, 2016	694,182	$69	$753,575	$(1,157,538)	$(23,087)	$(426,981)
Deconsolidation	–	–	–	–	20,486	20,486
Common stock issued for cash	988,321	99	103,005	–	–	103,104
Common stock issued to related parties through debt conversion	63,830	6	119,994	–	–	120,000
Common stock issued to related party for cash	3,308,628	331	2,978	–	–	3,309
Common stock issued for reverse split rounding	24	–	–	–	–	–
Capital contribution by shareholders through debt conversion	–	–	130,464	–	–	130,464
Net income for the period	–	–	–	37,879	–	37,879
Foreign currency translation adjustments	–	–	–	–	2,601	2,601
Balance - July 31, 2017	5,054,985	$505	$1,110,016	$(1,119,659)	$–	$(9,138)

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended July 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$37,879	$(683,501)
(Gain) loss from discontinued operations	(200,030)	367,925
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Management fees accrued - related party	–	60,000
Changes in operating assets and liabilities:
Prepaid expenses and other deposits	–	16,310
Accounts payable and accrued liabilities	(62,542)	49,036
Net cash used in continuing activities	(224,693)	(190,230)
Net cash used in discontinued operations	–	(350,017)
Net cash used in operating activities	(224,693)	(540,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment	2,000	–
Net cash provided by continuing activities	2,000	–
Net cash used in discontinued operations	–	(10,151)
Net cash provided by (used in) investing activities	2,000	(10,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	106,413	440,579
Proceeds from related parties	118,640	16,822
Repayment to related parties	–	(57,917)
Overdraft repaid		(789)
Net cash provided by continuing activities	225,053	398,695
Net cash provided by discontinued operations	–	154,799
Net cash provided by financing activities	225,053	553,494

Effects on changes in foreign exchange rate	–	(3,096)

Net increase in cash and cash equivalents	2,360	–
Cash and cash equivalents - beginning of period	–	–
Cash and cash equivalents - end of period	$2,360	$–
	–	–
Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Common shares issued for due to related party	$120,000	$–
Related party debt forgiven	$130,464	$–
Prepaid asset assumed in reverse acquisition	$–	$16,310
Payments made by related parties	$–	$11,824
Short-term loans reclassified as inter-company loans	$–	$164,730
Accounts payable assumed in reverse acquisition	$–	$40,867
Related party loans assumed in reverse acquisition	$–	$101,095
Contribution	$–	$3,250

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Tianci International, Inc. (“the Company”, “Tianci”) was incorporated under the laws of the State of Nevada, U.S. as Freedom Petroleum, Inc. on June 13, 2012. In May 2015, the Company changed its name to Steampunk Wizards Inc. and on November 9, 2016, the Company changed its name to Tianci International, Inc. The Company’s fiscal year end is July 31.

Share Exchange and Recapitalization

2015 Share Exchange

On July 16, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”), which was consummated on August 21, 2015, with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”), the Company’s sole officer and director (the “Officer”), being the owner of record of 11,451,541 common shares (before Reverse Stock Split transaction, See Note 6) of the Company and the persons (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”) as of July 15, 2015. Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, the Company would issue 4,812,209 shares (before Reverse Stock Split transaction, See Note 6) , (the “New Shares”), of the Company’s common stock to the Shareholders (or their designees), and the Officer would cause 10,096,229 shares (before Reverse Stock Split transaction, See Note 6) of the Company’s common stock that he owns (the “Officer Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively should represent 55% of the issued and outstanding common stock of the Company immediately after the closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co. As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. would become a wholly owned subsidiary (the “Subsidiary”) of the Company and there would be a change of control of the Company following the closing. There were no warrants, options or other equity instruments issued in connection with the Exchange Agreement.

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

2016 Securities Sale and Spin-Off

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

On January 4, 2017, the Company issued 19,532,820 shares (before Reverse Stock Split transaction, See Note 6) of our common stock to certain purchasers in accordance with the terms and conditions of a Securities Purchase Agreement (the “Private Placement SPA”), at price of $0.005 per share for an aggregate purchase price of $98,104. The shares sold in the private placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The proceeds were used for working capital purposes.

2017 Securities Sale and Change in Control

On August 3, 2017, Tianci, ShiFang Wan (“SFW”), Chuah Su Mei, and the Chuah Su Chen executed a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which SFW sold to Chuah Su Chen and Chuah Su Mei an aggregate of 4,397,837 shares of Common Stock, or approximately 87% of the issued and outstanding Common Stock, at a purchase price of $350,000. The acquisition consummated on August 15, 2017, and 2,000,000 shares of the Company’s common stock were purchased by Chuah Su Chen using her own personal funds. Upon consummation, the sole executive officer and director of Tianci resigned from all of her positions with Tianci, and Chuah Su Mei, Chuah Su Chen and Yeow Yuen Kai were appointed to serve in as executive officers and directors of the Corporation.

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

Basis of Consolidation

Through the date of the Spin-off Agreement on October 13, 2016, these financial statements include the accounts of the Company and its subsidiary, Steampunk Wizards Ltd. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $2,360 and $0 in cash and cash equivalents at July 31, 2017 and July 31, 2016, respectively.

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

The three levels of the fair value hierarchy are described below:

Level 1

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

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

The Company's financial instruments consist of cash, and accounts payable and accrued liabilities.  The carrying amounts of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

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

Impairment of Long-lived Assets

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no significant deferred tax items as of July 31, 2017 and July 31, 2016.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax position recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At July 31, 2017 and July 31, 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Basic and Diluted Earnings (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2017 and July 31, 2016.

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

Foreign Currency Translation and Re-measurement

The Company's functional and reporting currency is the U.S. dollar. All transactions initiated in EURO are translated into U.S. dollars in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Equities at historical rate
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	July 31,	July 31,
	2017	2016
Spot EURO: USD exchange rate	$1.10	$1.12
Average EURO: USD exchange rate	$1.12	$1.11

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at July 31, 2017, the Company has working capital deficiency of $9,138 and has incurred losses since inception resulting in an accumulated deficit of $1,119,659. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placements of common stock.

NOTE 4 –DISCONTINUED OPERATIONS

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

The following table shows the results of operations of Steampunk for fiscal years 2017 and 2016 which are included in the loss from discontinued operations:

	Year Ended
	July 31,
	2017	2016

Revenues	$–	$–

Development costs	–	(145,002)
Office and miscellaneous	(498)	(199,932)
Professional fees	–	(21,822)
Interest expenses	–	(7,077)
Other income	–	5,908
Gain on sale of investment	200,528	–
Total Income (Expense)	200,030	(367,925)

Gain (Loss) from Discontinued Operation, Net of Tax Benefits	$200,030	$(367,925)

The following table shows the carrying amounts of the major classes of assets and liabilities associated with the steampunk as of the October 13, 2016.

October 13,
2016
Cash overdraft	$529
Prepaid expenses and other deposits	(4,752)
Other current assets	(13,538)
Property and equipment, net	(12,614)
Accounts payable and accrued liabilities	15,787
Due to related parties	233,602
Net assets and liabilities	219,014
Accumulated other comprehensive loss	(20,486)
Consideration received in cash	2,000
Gain on sale of investment	$200,528

The following table summarizes the carrying amounts of the assets and liabilities held for sale,

	July 31,	July 31,
	2017	2016
Assets held for sale
Cash and cash equivalents	$–	$339
Prepaid expenses and other deposits	–	4,808
Other current assets	–	13,698
Property and equipment, net	–	12,764
Total assets held for sale	$–	$31,609

Liabilities held for sale
Accounts payable and accrued liabilities	$–	$21,590
Due to related parties	–	92,379
Short-term loans	–	138,757
Total liabilities held for sale	$–	$252,726

NOTE 5 – DUE TO RELATED PARTY

Due to related party

On August 21, 2015, the Company assumed $101,095 loans provided by the former Chief Executive Officer (“CEO”) and shareholder of the Company through the share exchange transaction. During the period ended July 31, 2016, the former CEO advanced $16,822 to the Company and the Company repaid $57,917 to the former CEO. In addition, pursuant to an employee agreement effective on March 1, 2014, the Company was obligated to pay $10,000 per month to the former CEO for management services until January 31, 2016. Accordingly, $60,000 management fees for the period during August 1, 2015 to January 31, 2016, were accrued as amount due to related parties. As at July 31, 2016, the Company owed $120,000 to the former CEO and shareholder. During the year ended July 31, 2017, Debt of $120,000 was converted into shares of common stock, at a price per share of $0.047, for an aggregate number of 2,553,191 shares. As of July 31, 2017, and 2016, the Company owed $0 and $120,000 to the former CEO and shareholder.

During the year ended July 31, 2017, the Company had a change of control, pursuant to which former shareholders paid $118,640 for outstanding accounts payable. The $118,640 was immediately forgiven and recorded as contributed capital pursuant conditions of the change of control.

During the year ended July 31, 2016, a shareholder of the Company made vendor payments of $11,824 directly on behalf of the Company. During the year ended July 31, 2017, debt of $11,824 was forgiven and the Company recorded the debt forgiveness as additional paid in capital. As of July 31, 2017 and 2016, the Company owed $0 and $11,824 to a shareholder of the Company. This loan is non-interest bearing and due on demand.

As of July 31, 2017 and 2016, related parties were owed $0 and $131,824, respectively.

NOTE 6 – EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of July 31, 2017 and 2016.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On August 21, 2015, pursuant to the Share Exchange Agreement (See Note 1), the Company issued 372,711 shares of common stock to the stockholders of Malta in exchange for 3,170,000 shares of Malta’s common stock, representing 100% of its issued and outstanding common stock. As a result of the reverse acquisition accounting, these shares issued to the former Malta stockholders are treated as being outstanding from the date of issuance of the Malta shares.

During the year ended July 31, 2016, the Company issued 321,471 shares of common stock as follows:

•	15,340 shares of common stock for cash of $440,579.
•	As part of reverse acquisition, the Company’s existing shareholders retained 306,131 share of the Company common stock, which was considered an addition during the year ended July 31, 2016.
•	During the year ended July 31, 2016, the shareholder of the Company paid expenses of $3,250 on behalf of the Company which was recorded as capital contribution.

During the year ended July 31, 2017, the Company issued the shares of common stock as follows”

•	2,553,191 shares (before Reverse Stock Split transaction) of common stock for conversion of debt (see Note 5).
•	19,532,820 shares (before Reverse Stock Split transaction) of its Common Stock, at a per share price of $0.005, in a private placement to 42 investors for which the Company received proceeds of $98,104.
•	On April 21, 2017, the Company issued 500,000 shares of common stock, par value $0.0001 per share, to one shareholder for an aggregate price of $5,000.
•	On July 17, 2017, the Company issued 3,308,628 shares of common stock, par value $0.0001 per share, to one shareholder for an aggregate price of $3,309.

Reverse Stock Split transaction

On March 15, 2017, the Company filed a Certificate of Correction with the Nevada Secretary of State, which was effective April 6, 2017 upon its receipt of the written notice from Financial Industry Regulatory Authority ("FINRA"). Pursuant to the Certificate of Correction, the Company effectuated a 1-for-40 reverse stock split of its issued and outstanding shares of common stock, $0.0001 par value, whereby 49,854,280 outstanding shares of the Company’s common stock were exchanged for 1,246,357 shares of the Company's common stock. Common share amounts and per share amounts in these financial statements have been retroactively adjusted to reflect this reverse split.

As a result of the above transactions, there were 5,054,985 and 694,182 shares of common stock issued and outstanding as of July 31, 2017 and July 31, 2016, respectively.

NOTE 7 – INCOME TAXES

Tianci International, Inc. (formerly Steampunk Wizards Inc.), was formed in June 2012 under the name Freedom Petroleum, Inc. Prior to the Share Exchange in August 21, 2015, the Company only had operations in the United States. In August 2015, the Company became the parent of Malta Co., a wholly owned Malta subsidiary, which files tax returns in Malta.

The Malta and U.S. components of (loss) income before income taxes were as follows:

	For the Years Ended
	July 31,
	2017	2016
United States	$(430,888)	$(315,576)
Malta	(498)	(367,925)
Loss before income taxes	$(431,386)	$(683,501)

The income tax provision (benefit) for the years ended July 31, 2017 and 2016 consists of the following:

	For the Years Ended
	July 31,
	2017	2016
Income tax expense(benefit) at statutory rate:
United States	$(146,502)	$(107,296)
Malta	–	(128,774)
Total	(146,502)	(236,070)
Change in valuation allowance	146,502	236,070
Income tax expense (benefit)	$–	$–

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	July 31,
	2017	2016
NOL Carryover:
United States	$688,138	$541,636
Malta	–	294,687
Total	688,138	836,323
Valuation allowance	(688,138)	(836,323)
Net deferred tax asset	$–	$–

The reconciliation of the effective income tax rate to the U.S. federal statutory rate as of July 31, 2017 and 2016:

Federal income tax rate	34.0%
Increase in valuation allowance	(34.0%	)
Effective income tax rate	0.0%

The reconciliation of the effective income tax rate to Malta statutory rate as of July 31, 2016:

Income tax rate	35.0%
Increase in valuation allowance	(35.0%	)
Effective income tax rate	0.0%

At July 31, 2017 and 2016, the Company had $2,023,935 and $1,593,047, respectively of the U.S. net operating losses (the “U.S. NOLs”), which are available to offset future taxable income until 2036.

At July 31, 2017 and 2016, the Company had $0 and $841,962, respectively of foreign net operating losses (the “Malta NOLs”) that may be available to offset future taxable income until 2036. Due to the Spin-Off Agreement dated on October 13, 2016, the Malta NOLs are no longer available to the Company.

The Company assesses the likelihood that deferred tax assets will be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2017 and 2016.

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of U.S. NOLs that could be utilized each year based on the “Internal Revenue Code, as Amended “

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended July 31, 2013.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has no other commitments or contingencies as of July 31, 2017.

From time to time the Company may become a party to litigation matters involving claims against the Company.

Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

On August 3, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with Shifang Wan, the record holder of approximately 87.00% of the outstanding common stock of the Company (the “Seller”), and Chuah Su Mei and Chuah Su Chen, (the “Purchasers” and together with the Company and the Seller, the “Parties”).

Pursuant to the SPA, the Seller agrees to sell to the Purchasers and the Purchasers, in reliance on the representations and warranties contained in the SPA, and subject to the terms and conditions of the SPA, agree to purchase from the Sellers 4,397,837 shares of Common Stock of the Company (the “Shares”) for a total gross purchase price of Three Hundred Fifty Thousand Dollars ($350,000) (the "Gross Purchase Price"), payable in immediately available funds in United States currency.

The Parties plan to close the sale and purchase of the Shares (the “Transaction”) on August 11, 2017. Upon closing of the Transaction, the Seller shall own no common stock of the Company. The Purchasers shall collectively own approximately 87.00% of the outstanding common stock of the Company and appoint new directors and officers of the Company.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of July 31, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Additionally, as reported in our Current Report on Form 8-K that we filed on September 5, 2017, effective March 2, 2017, we dismissed RBSM LLP (“RBSM”) as our independent registered auditor and we engaged KCCW Accountancy Corp. (“KCCW”) to replace RBSM as our new independent registered public accounting firm.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2017, due to the existence of the material weaknesses as of July 31, 2017, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•	Because of the company’s limited resources, there are limited controls over information processing.
•	There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.
•	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.
•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations. On August 30, 2017, we established an audit committee and appointed Jerry Ooi and Yeow Yuen Kai, our independent directors, to serve on such committee.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Chuah Su Chen	34	Director, Chief Financial Officer and Secretary
Chuah Su Mei	38	Director, Chief Executive Officer and President
Yeow Yuen Kai	44	Director
Jerry Ooi	35	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chuah Su Mei, age 34, has served as our Chief Executive Officer, President and Director since August 15, 2017. Ms. Chuah has served as the Finance Director of Ezytronic Sdn. Bhd. since December 2007. Ms. Chuah served as the Shipping Coordinator for Eurotrans Charter Sdn. Bhd. from October 2005 to April 2007. Ms. Chuah brings to the Board of Directors her accounting and financial experience. Ms. Chuah received her Bachelor in Business Finance (Honors) from the University of Hertfordshire via Inti College Subang Jaya in 2005 and her Diploma in Business Finance from Inti College Subang Jaya in 2004.

Chuah Su Chen, age 38, has served as our Chief Financial Officer, Secretary and Director since August 15, 2017. Ms. Chuah has 11 years of experience in end-to-end payment cards processes, systems and organization design. Ms. Chuah has served as the Chief Operations Officer of World Cloud Ventures Sdn. Bhd. since May 2016. From April 2008 to April 2016, she served as the New Design Implementation Coordinator of Shell Malaysia Trading Sd. Bhd., a company that wholesales and distributes petroleum and provides a range of technical, human resources, financial and business support services, and expertise to the Shell Group, where she has held various positions covering credit processing, customer service, quality assurance, operations, global process and organizational design. Ms. Chuah received her Bachelor of Business in Finance and Banking from Charles Stuart University in 2010 and her Diploma in Business Studies from Help Institute Sdn. Bhd. in 1998. Ms. Chuah brings to us her broad and deep experience in the payment cards industry.

Yeow Yuen Kai, age 44, has served as our Director since August 15, 2017. He briefly served as our Chief Technology Officer from August 15, 2017 to September 2, 2017. Mr. Yeow has approximately two decades of experience in the information systems and application development industry. Mr. Yeow has served as the Senior Software Engineer at World Cloud Ventures Sdn. Bhd. since October 2016. From January 2005 to September 2016, Mr. Yeow was a software engineer for Exact ADC Sdn. Bhd., a research and development center for Exact Software, a software company headquartered in Delft, Netherland. Mr. Yeow received his Bachelor of Science in Information Systems from Campbell University in 1997. Mr. Yeow brings to the board his deep experience in information technology and software systems.

Jerry Ooi, age 35, has served as our director since August 30, 2017. He is currently the Sales and Marketing Director of Ezytronic Sdn Bhd. and has served in such capacity since November 2009. Mr. Ooi served as the Retail Assistant Manager of Precess Technology Sdn. Bhd. from May 2007 to October 2009. Mr. Ooi graduated with a Diploma in IT Multimedia from Informatics College in Malaysia. Mr. Ooi. brings to the Board of Directors his sales and marketing experience in the online and mobile industry.

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

Our Code of Business Conduct and Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for fiscal year ended July 31, 2013. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Tianci International, Inc., No. 45-2, Jalan USJ 21/10, Subang Jaya 47640, Selangor Darul Ehsan, Malaysia.

Board Meetings

Prior to the change in control on August 15, 2017, our board of directors consisted solely of Cuilian Cai. Our board of directors currently consists of Chuah Su Chen, Chuah Su Mei, Yeow Yuen Kai and Jerry Ooi. The board held no formal meetings during the year ended July 31, 2017, but took actions via unanimous written consent. We expect our current board to act by written consent or through board meetings in accordance with the provisions of the Nevada General Corporate Law and our Bylaws.

Nomination Process

As of July 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Corporate Governance & Board Independence

Our Board of Directors consists of four directors. We established an audit committee which is comprised of our two independent directors: Yeow Yuen Kai and Jerry Ooi. We believe that members of our audit committee are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

We have not yet established a Nominating or Governance Committees as standing committees but expect to do so as our business matures. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. All functions of a nominating/governance committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary.  Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

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

•	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Ms. Chuah’s continuation in the combined role of the Chairwoman and Chief Executive Officer is in the best interest of the stockholders.
•	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

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

We are not a party to, nor is any of our property the subject of, any legal proceedings. There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

Item 11. Executive Compensation

Compensation Philosophy and Objectives

Currently, our executive directors and officers do not receive compensation for services in such capacities. We expect to establish a compensation plan as our company matures. We expect that our executive compensation philosophy will be to create a long-term direct relationship between pay and our performance. Our executive compensation program will be designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives will be to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. We expect the compensation package of our named executive officers to consist of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

As we do not have Compensation Committee, our Board will be responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. The Board or Compensation Committee will annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. The Board or Compensation Committee may award discretionary bonuses to each of the named executives, and reviews and approves the process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, the Board or Compensation Committee will review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

We expect out Chief Executive Officer to periodically provide the Board or Compensation Committee with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board of Compensation Committee will provide an evaluation for the Chief Executive Officer. These evaluations will serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We expect to engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

We expect our executive compensation program to consist of the following elements:

Base Salary

Our base salary structure will be designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer will reflect our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board/Compensation Committee will consider all of these factors, though it will not assign specific weights to any factor. The Board/Compensation Committee will generally review the base salary for each named executive officer on an annual basis. For each of our named executive officers, we expect to review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards will be to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board/Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2017.

Stock Holdings

The Board/Compensation Committee recognizes the importance of having a portion of the named executive officers’ compensation be paid in the form of equity, to help align the executives’ interests with the interests of the Company’s stockholders. Initially, we expect the Board/Compensation Committee to emphasize the cash-based portion of our compensation program over a stock program because it believes the discretionary nature of the cash-based compensation gives it the needed flexibility to factor in and reward the attainment of longer-term goals for the Company and the executives, as the Board/Compensation Committee deems appropriate.

We have not timed nor do we plan to time our release of material non-public information for the purpose of affecting the value of executive compensation.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chuah Su Mei (1)	2017	–	–	–	–	–	–	–	–

Anton Lin (2)	2016	60,000	–	–	–	–	–	–	60,000

Joshua O’Cock (3)	2016	–	–	–	–	–	–	–	–

Cuilian Cai (4)	2017	–	–	–	–	–	–	–	–
	2016	–	–	–	–	–	–	–	–

(1)	Ms. Chuah was appointed our Chief Executive Officer, President and Director on August 15, 2017.
(2)	Mr. Lin was the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director until January 29, 2016.
(3)	Mr. O’Cock was the director, President, Chief Executive Officer and Chief Financial Officer of the Company until October 13, 2016.
(4)	Ms. Cai was as the director and Chief Executive Officer and Chief Financial Officer of the Company from October 13, 2016, to August 15, 2017.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended July 31, 2017.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended July 31, 2017.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2017 there were no options exercised by our named officer.

Compensation of Directors

We currently do not compensate our directors for their services in their capacity as directors.

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

Compensation Risk Management

Our Board of directors conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, our Board concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee.

Compensation Committee Report

Our Board has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report and irrespective of any general incorporation language in such filing.

Submitted by members of the Board of Directors:

Chuah Su Mei

Chuah Su Chen

Yeow Yuen Kai

Jerry Ooi

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 9, 2017, by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 9, 2017. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 9, 2017, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise noted, the business address of each beneficial owner listed is No. 45-2, Jalan USJ 21/10, Subang Jaya 47640, Selangor Darul Ehsan, Malaysia. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of October 9, 2017, we had 5,054,985 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Chuah Su Mei	2,397,847	47.44%
Chuah Su Chen	2,000,000	39.56%

All executive officers and directors as a group (four persons)	4,397,847	87%

Changes in Control

On August 3, 2017, Tianci, ShiFang Wan (“SFW”). Chuah Su Mei and the Chuah Su Chen executed a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which SFW sold to the Chuah Su Chen and Chuah Su Mei an aggregate of 4,397,837 shares of Common Stock, or approximately 87% of the issued and outstanding Common Stock, at a purchase price of $350,000. The acquisition consummated on August 15, 2017, and 2,000,000 shares of the Company’s common stock were purchased by Chuah Su Chen using her own personal funds. Upon consummation, the sole executive officer and director of Tianci resigned from all of her positions with Tianci, and Chuah Su Mei, Chuah Su Chen and Yeow Yuen Kai were appointed to serve in the positions set forth next to their names below:

Name	Position
Chuah Su Chen	Director, Secretary and Chief Financial Officer
Chuah Su Mei	Director, Chief Executive Officer and President
Yeow Yuen Kai	Director

Chuah Su Chen and Chuah Su Mei are siblings.

Effective August 30, 2017, Jerry Ooi was appointed to serve as a Director of Tianci until his successor(s) shall be duly elected or appointed, unless he resigns, is removed from office or is otherwise disqualified from serving as a director of Tianci.

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

During the year ended July 31, 2017, the Company had a change of control, pursuant to which former shareholders paid $118,640 for outstanding accounts payable. The $118,640 was immediately forgiven and recorded as contributed capital pursuant conditions of the change of control.

During the year ended July 31, 2016, a shareholder of the Company made vendor payments of $11,824 directly on behalf of the Company. During the year ended July 31, 2017, debt of $11,824 was forgiven and the Company recorded the debt forgiveness as additional paid in capital. As at July 31, 2017 and 2016, the Company owed $0 and $11,824 to a shareholder of the Company. This loan is non-interest bearing and due on demand.

As at July 31, 2017 and 2016, related parties were owed $0 and $131,824, respectively.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscals year ended July 31, 2017 and July 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2016	Year Ended July 31, 2016

Audit Fees (1)	$12,500	$21,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$1,000	$0
All Other Fees (4)	$0	$0
Total	$13,500	$21,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

On August 30, 2017, we adopted certain pre-approval policies and procedures which are more fully described in Exhibit 99.1.

Prior to the establishment of our Audit Committee and the adoption of our Pre-Approval Policies, our board of directors pre-approved all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
3.2	Articles of Amendment (incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on June 11, 2015).
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
4.1	Form of common stock certificate (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed on November 13, 2013)
14.2	Insider Trading Policy (incorporated by reference to Exhibit 14.2 of our Annual Report on Form 10-K filed on November 13, 2015)
14.3	Disclosure Policy (incorporated by reference to Exhibit 14.3 of our Annual Report on Form 10-K filed on November 13, 2015)
24	Power of Attorney*
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Pre-Approval Procedures (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on August 30, 2017)
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TIANCI INTERNATIONAL, INC.
(Registrant)

Dated: October 17, 2017	/s/ Chuah Su Mei
Chua Su Mei
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 17, 2017	/s/ Chuah Su Mei
Chuah Su Mei
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: October 17, 2017	/s/ Chuah Su Chen
Chuah Su Chen
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)

Dated: October 17, 2017	/s/ Yeow Yuen Kai
Yeow Yuen Kai
Director

Dated: October 17, 2017	/s/ Jerry Ooi
Jerry Ooi
Director

Representing all of the members of the Board of Directors.

* By	/s/ Chuah Su Chen
Chuah Su Chen
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

