Form 10-Q
period 2017-10-31
Tianci International, Inc.
filed 2017-12-13
CIK 1557798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-184061

TIANCI INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-5540446
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

No. 45-2, Jalan USJ 21/10

Subang Jaya 47640

Selangor Darul Ehsan, Malaysia

+6012 503 7322
(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of October 31, 2017, the issuer had outstanding 5,054,985 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1	Financial Statements

TIANCI INTERNATIONAL, INC.

Balance Sheets

	October 31,	July 31,
	2017	2017
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$22,900	$2,360
Prepaid expenses and other deposits	17,500	–
Total Current Assets	40,400	2,360

TOTAL ASSETS	$40,400	$2,360

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$130	$11,498
Due to related parties	56,698	–
TOTAL CURRENT LIABILITIES	56,828	11,498

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,054,985 shares issued and outstanding, respectively	505	505
Additional paid-in capital	1,127,046	1,110,016
Accumulated deficit	(1,143,979)	(1,119,659)
TOTAL STOCKHOLDERS' DEFICIT	(16,428)	(9,138)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,400	$2,360

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended
	October 31,
	2017	2016

REVENUES	$–	$–

OPERATING EXPENSES
Office and miscellaneous	3,440	510
Professional fees	20,880	44,590
Total Operating Expenses	24,320	45,100

LOSS FROM OPERATIONS	(24,320)	(45,100)

LOSS BEFORE INCOME TAXES	(24,320)	(45,100)
Provision for income taxes	–	–
Loss from Continued Operations	(24,320)	(45,100)

Discontinued operations
Loss from discontinued operations	–	(498)
Gain on sale of investment	–	200,528
Gain from Discontinued Operations, Net of Tax Benefits	–	200,030

NET INCOME (LOSS)	$(24,320)	$154,930

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$(24,320)	$154,930
Other Comprehensive loss:
Foreign currency translation adjustments	–	2,601
TOTAL COMPREHENSIVE INCOME (LOSS)	$(24,320)	$157,531

Basic and diluted loss per common share from continued operations	$(0.00)	$(0.06)
Basic and diluted income (loss) per common share from discontinued operations	$–	$0.28
Basic and Diluted Weighted Average Common Shares Outstanding	5,054,985	718,465

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Statements of Cash Flows

(Unaudited)

	Three months ended
	October 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,320)	$(45,100)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(17,500)	–
Decrease in accounts payable and accrued liabilities	(11,368)	(74,040)
Net cash used in continuing activities	(53,188)	(119,140)
Net cash used in discontinued operations	–	(498)
Net cash used in operating activities	(53,188)	(119,638)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment	–	2,000
Net cash provided by investing activities	–	2,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	73,728	118,640
Net cash provided by financing activities	73,728	118,640

Effects on changes in foreign exchange rate	–	498

Net increase in cash and cash equivalents	20,540	1,500
Cash and cash equivalents - beginning of period	2,360	–
Cash and cash equivalents - end of period	$22,900	$1,500

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Common shares issued in exchange for related party debt	$–	$120,000
Related party debt forgiven	$17,030	$118,640

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

October 31, 2017

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

2017 Securities Sale and Change in Control

On August 3, 2017, Tianci, ShiFang Wan (“SFW”), Chuah Su Mei, and the Chuah Su Chen executed a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which SFW sold to Chuah Su Chen and Chuah Su Mei an aggregate of 4,397,837 shares of Common Stock, or approximately 87% of the issued and outstanding Common Stock, at a purchase price of $350,000. The acquisition consummated on August 15, 2017, and 2,000,000 shares of the Company’s common stock were purchased by Chuah Su Chen using her own personal funds. Upon consummation, the sole executive officer and director of Tianci resigned from all of her positions with Tianci, and Chuah Su Mei, Chuah Su Chen, and Yeow Yuen Kai were appointed to serve in as executive officers and directors of the Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2017 filed on October 17, 2017.

The unaudited condensed financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Results of the three months ended October 31, 2017 are not necessarily indicative of the results that may be expected for the year ended July 31, 2018 and any other future periods.

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

Going Concern Matters

At October 31, 2017, the Company had $22,900 in cash held in trust, had incurred a net loss from continued operations of $24,320, and used $53,188 in cash for continued operating activities for the three months ended October 31, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of October 31, 2017 and July 31, 2017, the Company has $22,900 and $2,360 in cash and cash equivalents, respectively.

Fair Value Measurements

The Company follows ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•	Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The Company's financial instruments consist of cash, prepaid expense, deposits, accounts payable, and due to related parties.  The carrying amounts of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no significant deferred tax items as of October 31, 2017 and July 31, 2017.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax position recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At October 31, 2017 and July 31, 2017, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Basic and Diluted Earnings (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2017 and July 31, 2017.

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

The following table shows the results of operations of Steampunk for three months ended October 31, 2017 and 2016 which are included in the gain (loss) from discontinued operations:

	Three Months Ended
	October 31,
	2017	2016

Office and miscellaneous	$–	$(498)
Gain on sale of investment	–	200,528
Total Income (Expense)	–	200,030)

Gain from Discontinued Operations, Net of Tax Benefits	$–	$200,030)

NOTE 4 – DUE TO RELATED PARTIES

During the three months ended October 31, 2017, a former officer of the Company advanced $17,030 for working capital purpose. This amount was forgiven and recorded to additional paid in capital, as part of the change of control (see Note 1).

During the three months ended October 31, 2017, a shareholder of the Company advanced $56,698 for working capital purpose.

As of October 31, 2017 and July 31, 2017, the Company owed $56,698 and $0, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 5 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as at October 31, 2017 and July 31, 2017.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

There were 5,054,985 shares of common stock issued and outstanding as of October 31, 2017 and July 31, 2017, respectively.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of October 31, 2017 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

We have not yet generated significant revenues and have accumulated deficit of $1,143,979 as of October 31, 2017.

The following table provides selected financial data about our company as of October 31, 2017 and July 31, 2017.

Balance Sheet Data

	October 31,	July 31,
	2017	2017	Change	%

Cash	$22,900	$2,360	$20,540	870%
Total assets	$40,400	$2,360	$38,040	1612%
Total liabilities	$56,828	$11,498	$45,330	394%
Stockholders’ equity(deficit)	$(16,428)	$(9,138)	$(7,290)	80%

Three Months Ended October 31, 2017, Compared to Three Months Ended October 31, 2016

	Three Months Ended
	October 31,
	2017	2016	Change	%
Revenue	$–	$–	$–	–
Operating expenses	24,320	45,100	(20,780)	(46)%
Loss from Continued Operation	(24,320)	(45,100)	20,780	(46)%
Gain (Loss) from Discontinued Operation	–	200,030	(200,030)	(100)%
Net Income (Loss)	$(24,320)	154,930	(179,250)	(116)%

Revenue. During the three months ended October 31, 2017, and 2016, we did not generate any revenues.

Operating Expenses. Operating expenses were $24,320 for the three months ended October 31, 2017, consisting of professional fees of $20,880 and office and miscellaneous expenses of $3,440. Operating expenses were $45,100 for the three months ended October 31, 2016, including professional fees of $44,590 and office and miscellaneous expenses of $510. The decrease in operating expenses was primarily attributable to the decrease in professional fees.

Discontinued Operations. Pursuant to the Spin-Off Agreement, the Company recorded all expenses from the subsidiary in Malta as discontinued expenses. Gain (Loss) from discontinued operations was $0 and $(498) for the three months ended October 31, 2017 and 2016, respectively. As a result of this agreement, the Company recognized the gain on sale of investment of $200,528 during the three months ended October 31, 2016.

Liquidity and Capital Resources

Working Capital

	October 31,	July 31,
	2017	2017	Change	%
Current Assets	$40,400	$2,360	$38,040	1612%
Current Liabilities	56,828	11,498	45,330	394%
Working Capital (Deficiency)	$(16,428)	$(9,138)	$(7,290)	80%

As of October 31, 2017, we had working capital deficit of $16,428 as compared to working capital deficit of $9,138 as of July 31, 2017. The increase in working capital deficiency was mainly due to the increase in amounts due to related parties offset by an increase in cash and cash equivalents and prepaid expenses and other deposits.

Cash Flows

	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016
Net cash used in continued operating activities	$(53,188)	$(119,140)
Net cash used in discontinued operating activities	$–	$(498)
Net cash provided by continued investing activities	$–	$2,000
Net cash provided by continued financing activities	$73,728	$118,640
Effects on changes in foreign exchange rate	$–	$498
Net increase in cash and cash equivalents	$20,540	$1,500

Cash Flow from Operating Activities

During the three months ended October 31, 2017, net cash used in continued operating activities was $53,188, compared to $119,140 for the three months ended October 31, 2016. The decrease in cash used in continued operating activities was mainly due to the decrease in accounts payable and the decrease in net loss during the three months ended October 31, 2017.

During the three month period ended October 31, 2017, cash used in discontinued operating activities was $0 compared to cash used in discontinued operating activities of $498 during the three month period ended October 31, 2016.

Cash Flow from Investing Activities

During the three months ended October 31, 2017, net cash provided by investing activities was $0. For the same period ended October 31, 2016, net cash provided by investing activities was $2,000, consisting of proceeds from the sale of investment pursuant to the Spin-Off Agreement.

Cash Flow from Financing Activities

During the three months ended October 31, 2017, financing activities provided net cash of $73,728, consisting of the cash from related parties.

During the same period ended October 31, 2016, financing activities provided net cash of $118,640, consisting of cash from related parties.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of October 31, 2017, the Company has working capital deficiency of $16,428 and has incurred losses since inception resulting in an accumulated deficit of $1,143,979. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of October 31, 2017, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was not effective as of July 31, 2017, due to certain material weaknesses more fully discussed in our annual report. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended October 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A	Risk Factors

None.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
4.1	Form of common stock certificate (1)
14.1	Code of Ethics (3)
14.2	Insider Trading Policy (4)
14.3	Disclosure Policy (5)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Pre-Approval Procedures (6)
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

(1) Incorporated by reference to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 24, 2012.

(2) Incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on June 11, 2015.

(3) Incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed with the Securities and Exchange on November 13, 2013.

(4) Incorporated by reference to Exhibit 14.2 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2015.

(5) Incorporated by reference to Exhibit 14.3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2015.

(6) Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.

	By:	/s/Chuah Su Mei
Chuah Su Mei
Chief Executive Officer, President and Director

Date: December 13, 2017

