Form 10-Q
period 2018-01-31
Tianci International, Inc.
filed 2018-03-15
CIK 1557798

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of March 15, 2018, the issuer had outstanding 5,054,985 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1	Financial Statements

TIANCI INTERNATIONAL, INC.

Balance Sheets

	January 31,	July 31,
	2018	2017
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$6,900	$2,360
Prepaid expenses and other deposits	5,000	–
Total Current Assets	11,900	2,360

TOTAL ASSETS	$11,900	$2,360

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	8,139	11,498
Due to related parties	56,698	–
Total Current Liabilities	64,837	11,498

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,054,985 shares issued and outstanding, respectively	505	505
Additional paid-in capital	1,127,046	1,110,016
Accumulated deficit	(1,180,488)	(1,119,659)
TOTAL STOCKHOLDERS' DEFICIT	(52,937)	(9,138)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,900	$2,360

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six months ended
	January 31,		January 31,
	2018	2017	2018	2017

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
Office and miscellaneous	2,500	138	5,940	648
Professional fees	34,009	57,645	54,889	102,235
Total Operating Expenses	36,509	57,783	60,829	102,883

LOSS FROM OPERATIONS	(36,509)	(57,783)	(60,829)	(102,883)

LOSS BEFORE INCOME TAXES	(36,509)	(57,783)	(60,829)	(102,883)
Provision for income taxes	–	–	–	–
Loss from Continued Operations	(36,509)	(57,783)	(60,829)	(102,883)

Discontinued operations
Loss from discontinued operations	–	–	–	(498)
Gain on sale of investment	–	–	–	200,528
Gain from Discontinued Operations, Net of Tax Benefits	–	–	–	200,030

NET INCOME (LOSS)	$(36,509)	$(57,783)	$(60,829)	$97,147

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$(36,509)	$(57,783)	$(60,829)	$97,147
Other Comprehensive income (loss) Foreign currency translation adjustments	–	–	–	2,601
TOTAL COMPREHENSIVE INCOME (LOSS)	$(36,509)	$(57,783)	$(60,829)	$99,748

Basic and diluted loss per common share from continued operations	$(0.01)	$(0.07)	$(0.01)	$(0.13)
Basic and diluted income per common share from discontinued operations	$–	$–	$–	$0.25
Basic and Diluted Weighted Average Common Shares Outstanding	5,054,985	880,098	5,054,985	799,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Statements of Cash Flows

(Unaudited)

	Six months ended
	January 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(60,829)	$97,147
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment	–	(200,528)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(5,000)	–
Decrease in accounts payable and accrued liabilities	(3,359)	(68,540)
Net cash used in operating activities	(69,188)	(171,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment	–	2,000
Net cash provided by investing activities	–	2,000

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	–	70,104
Proceeds from related parties	73,728	118,640
Net cash provided by financing activities	73,728	188,744

Effects on changes in foreign exchange rate	–	498

Net increase in cash and cash equivalents	4,540	19,321
Cash and cash equivalents - beginning of period	2,360	–
Cash and cash equivalents - end of period	$6,900	$19,321

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Common shares issued in exchange for related party debt	$–	$120,000
Related party debt forgiven	$17,030	$118,640
Common stock subscription receivable	$–	$27,560

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

January 31, 2018

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

Results of the three and six months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the year ended July 31, 2018 and any other future periods.

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

Going Concern Matters

At January 31, 2018, the Company had $6,900 in cash held in trust. The Company had incurred a net loss from continued operations of $60,829 and used $69,188 in cash for continued operating activities for the six months ended January 31, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of January 31, 2018 and July 31, 2017, the Company has $6,900 and $2,360 in cash and cash equivalents, respectively.

Fair Value Measurements

The Company follows ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

The Company's financial instruments consist of cash, prepaid expense, accounts payable, and due to related parties.  The carrying amounts of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no significant deferred tax items as of January 31, 2018 and July 31, 2017.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax position recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At January 31, 2018 and July 31, 2017, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Basic and Diluted Earnings (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2018 and July 31, 2017.

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

The following table shows the results of operations of Steampunk for six months ended January 31, 2018 and 2017 which are included in the gain (loss) from discontinued operations:

	Six Months Ended
	January 31,
	2018	2017

Office and miscellaneous	$–	$(498)
Gain on sale of investment	–	200,528
Total Income	–	200,030

Gain from Discontinued Operations, Net of Tax Benefits	$–	$200,030

NOTE 4 – DUE TO RELATED PARTIES

During the six months ended January 31, 2018, a former officer of the Company advanced $17,030 for working capital purpose. This amount was forgiven and recorded to additional paid in capital, as part of the change of control (see Note 1).

During the six months ended January 31, 2018, a shareholder of the Company advanced $56,698 for working capital purpose.

As of January 31, 2018 and July 31, 2017, the Company owed $56,698 and $0, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 5 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of January 31, 2018 and July 31, 2017.

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

There were 5,054,985 shares of common stock issued and outstanding as of January 31, 2018 and July 31, 2017, respectively.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of January 31, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

We have not yet generated significant revenues and have accumulated deficit of $1,180,488 as of January 31, 2018.

The following table provides selected financial data about our company as of January 31, 2018 and July 31, 2017.

Balance Sheet Data

	January 31,	July 31,
	2018	2017	Change	%

Cash	$6,900	$2,360	$4,540	192%
Total assets	$11,900	$2,360	$9,540	404%
Total liabilities	$64,837	$11,498	$53,339	464%
Stockholders’ deficit	$(52,937)	$(9,138)	$(43,799)	479%

Three Months Ended January 31, 2018, Compared to Three Months Ended January 31, 2017

	Three Months Ended
	January 31,
	2018	2017	Change	%
Revenue	$–	$–	$–	$–
Operating expenses	36,509	57,783	(21,274)	(37)%
Loss from Continued Operation	(36,509)	(57,783)	21,274	(37)%
Gain from Discontinued Operation	–	–	–	0%
Net Income (Loss)	$(36,509)	(57,783)	21,274	(37)%

Revenue. During the three months ended January 31, 2018, and 2017, we did not generate any revenues.

Operating Expenses. Operating expenses were $36,509 for the three months ended January 31, 2018, consisting of professional fees of $34,009 and office and miscellaneous expenses of $2,500. Operating expenses were $57,783 for the three months ended January 31, 2017, including professional fees of $57,645 and office and miscellaneous expenses of $138. The decrease in operating expenses was primarily attributable to the decrease in professional fees.

Net Loss. During the three months ended January 31, 2018, and 2017, we incurred a net loss of $36,509 and $57,783, respectively. The decrease in net loss was attributable to the decrease in our general and administrative expenses.

Six Months Ended January 31, 2018, Compared to Six Months Ended January 31, 2017

	Six Months Ended
	January 31,
	2018	2017	Change	%
Revenue	$–	$–	$–	$–
Operating expenses	60,829	102,883	(42,054)	(41)%
Loss from Continued Operation	(60,829)	(102,883)	42,054	(41)%
Gain from Discontinued Operation	–	200,030	(200,030)	(100)%
Net Income (Loss)	$(60,829)	97,147	(157,976)	(163)%	)

Revenue. During the six months ended January 31, 2018, and 2017, we did not generate any revenues.

Operating Expenses. Operating expenses were $60,829 for the six months ended January 31, 2018, consisting of professional fees of $54,889 and office and miscellaneous expenses of $5,940. Operating expenses were $102,883 for the six months ended January 31, 2017, including professional fees of $102,235 and office and miscellaneous expenses of $648. The decrease in operating expenses was primarily attributable to the decrease in professional fees.

Discontinued Operations. On October 13, 2016, we sold all of the issued and outstanding capital stock of Steampunk Wizards Ltd., the Company’s former wholly owned subsidiary and a company incorporated pursuant to the laws of Malta (“Steampunk”), to Praefidi Holdings Limited (the “Buyer”), an entity organized under the laws of Malta and owned by Brendon Grunewald, former director of the Company, in accordance with the terms and conditions of that certain spin-off agreement (the “Spin-Off Agreement”). Pursuant to the Spin-Off Agreement, we recorded all expenses from the subsidiary in Malta as discontinued expenses. Gain (Loss) from discontinued operations was $0 and $(498) for the six months ended January 31, 2018 and 2017, respectively. We also recognized a gain on sale of investment of $200,528 during the six months ended January 31, 2017.

Loss from Continued Operation. During the six months ended January 31, 2018, and 2017, we incurred a net loss from continued operations of $60,829 and $102,883, respectively. The decrease in loss from continued operation was attributable to the decrease in our professional fees and general and administrative expenses.

Net Loss. During the six months ended January 31, 2018, and 2017, we incurred a net income (loss) of $(60,829) and $97,147, respectively. The decrease in net income was primarily attributable to the decrease in gain from discontinued operations, partially offset by the decrease in our general and administrative expenses from continued operations.

Liquidity and Capital Resources

Working Capital

	January 31,	July 31,
	2018	2017
Current Assets	$11,900	$2,360
Current Liabilities	64,837	11,498
Working Capital (Deficiency)	$(52,937)	$(9,138)

As of January 31, 2018, we had working capital deficit of $52,937 as compared to working capital deficit of $9,138 as of July 31, 2017. The increase in working capital deficiency was mainly due to the increase in amounts due to related parties offset by an increase in cash and cash equivalents and prepaid expenses and other deposits.

Cash Flows

	Six Months Ended January 31, 2018	Six Months Ended January 31, 2017
Net cash used in operating activities	$(69,188)	$(171,921)
Net cash provided by investing activities	$–	$2,000
Net cash provided by financing activities	$73,728	$188,744
Effects on changes in foreign exchange rate	$–	$498
Net increase in cash and cash equivalents	$4,540	$19,321

Cash Flow from Operating Activities

During the six months ended January 31, 2018, net cash used in continued operating activities was $69,188, compared to $171,921 for the six months ended January 31, 2017. The decrease in cash used in continued operating activities was mainly due to the decrease in net income and decreased accounts payable and accrued liabilities.

Cash Flow from Investing Activities

During the six months ended January 31, 2018, net cash provided by investing activities was $0. For the same period ended January 31, 2017, net cash provided by investing activities was $2,000, consisting of proceeds from the sale of investment pursuant to the Spin-Off Agreement.

Cash Flow from Financing Activities

During the six months ended January 31, 2018, financing activities provided net cash of $73,728, consisting of the cash from related parties. During the same period ended January 31, 2017, financing activities provided net cash of $188,744, consisting of cash from related parties of $118,640 and proceeds from the issuance of common stock of $70,104.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of January 31, 2018, the Company has working capital deficiency of $52,937 and has incurred losses since inception resulting in an accumulated deficit of $1,180,488. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2018, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was not effective as of July 31, 2017, due to certain material weaknesses more fully discussed in our annual report. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 15, 2018

