Form 10-Q
period 2018-04-30
Tianci International, Inc.
filed 2018-06-04
CIK 1557798

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of June ___, 2018, the issuer had outstanding 5,054,985 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1	Financial Statements

TIANCI INTERNATIONAL, INC.

Balance Sheets

	April 30,	July 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,000	$2,360
Prepaid expenses and other deposits	6,500	–
Total Current Assets	20,500	2,360

TOTAL ASSETS	$20,500	$2,360

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$4,139	$11,498
Due to related parties	90,698	–
Total Current Liabilities	94,837	11,498

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,054,985 shares issued and outstanding	505	505
Additional paid-in capital	1,127,046	1,110,016
Accumulated deficit	(1,201,888)	(1,119,659)
Total Stockholders’ Deficit	(74,337)	(9,138)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,500	$2,360

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine months ended
	April 30,		April 30,
	2018	2017	2018	2017

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
Office and miscellaneous	2,500	45	8,440	693
Professional fees	18,900	34,117	73,789	136,352
Total Operating Expenses	21,400	34,162	82,229	137,045

LOSS FROM OPERATIONS	(21,400)	(34,162)	(82,229)	(137,045)

LOSS BEFORE INCOME TAXES	(21,400)	(34,162)	(82,229)	(137,045)
Provision for income taxes	–	–	–	–
Loss from Continued Operations	(21,400)	(34,162)	(82,229)	(137,045)

Discontinued operations
Loss from discontinued operations	–	–	–	(498)
Gain on sale of investment	–	–	–	200,528
Gain from Discontinued Operations, Net of Tax Benefits	–	–	–	200,030

NET INCOME (LOSS)	$(21,400)	$(34,162)	$(82,229)	$62,985

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$(21,400)	$(34,162)	$(82,229)	$62,985
Other Comprehensive loss:
Foreign currency translation adjustments	–	20,486	–	23,087
TOTAL COMPREHENSIVE INCOME (LOSS)	$(21,400)	$(13,676)	$(82,229)	$86,072

Basic and diluted loss per common share from continued operations	$(0.00)	$(0.03)	$(0.02)	$(0.14)
Basic and diluted income per common share from discontinued operations	$–	$–	$–	$0.21
Basic and diluted Weighted Average Common Shares Outstanding	5,054,985	1,302,537	5,054,985	963,347

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Statements of Cash Flows

(Unaudited)

	Nine months ended
	April 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(82,229)	$62,985
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sales of investment	–	(200,030)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(6,500)	–
Decrease in accounts payable and accrued liabilities	(7,359)	(69,040)
Net cash used in operating activities	(96,088)	(206,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment	–	2,000
Net cash provided by investing activities	–	2,000

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	–	103,104
Proceeds from related parties	107,728	118,640
Net cash provided by financing activities	107,728	221,744

Net increase in cash and cash equivalents	11,640	17,659
Cash and cash equivalents - beginning of period	2,360	–
Cash and cash equivalents - end of period	$14,000	$17,659

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Common shares issued in exchange for related party debt	$–	$120,000
Related party debt forgiven	$17,030	$118,640

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

April 30, 2018

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Tianci International, Inc. (“the Company”, “Tianci”) was incorporated under the laws of the State of Nevada, as Freedom Petroleum, Inc. on June 13, 2012. In May 2015, the Company changed its name to Steampunk Wizards Inc. and on November 9, 2016, the Company changed its name to Tianci International, Inc. As of the date of this report, the Company is a holding company and has not carried out substantive business operations of its own.

The Company’s fiscal year end is July 31.

2015 Share Exchange

On July 16, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”), which was consummated on August 21, 2015, with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (the “Malta Co.”), the Company’s former sole officer and director (the “Officer”), being the owner of record of 11,451,541 common shares (before Reverse Stock Split transaction, See Note 5) of the Company and the persons (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”) as of July 15, 2015. Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, the Company issued 4,812,209 shares (before Reverse Stock Split transaction, See Note 5) , (the “New Shares”), of the Company’s common stock to the Shareholders (or their designees), and the Officer would cause 10,096,229 shares (before Reverse Stock Split transaction, See Note 5) of the Company’s common stock that he owns (the “Officer Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively should represent 55% of the issued and outstanding common stock of the Company immediately after the closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co. As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. became a wholly owned subsidiary (the “Subsidiary”) of the Company and there would be a change of control of the Company following the closing. There were no warrants, options or other equity instruments issued in connection with the Exchange Agreement.

For financial accounting purposes, the Share Exchange is accounted for as a reverse acquisition by Malta Co., and resulted in a recapitalization, with Malta Co. being the accounting acquirer and the Company as the acquired entity. The closing of Share Exchange resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Malta Co., and have been prepared to give retroactive effect to the reverse acquisition completed on August 21, 2015, and represent the operations of Malta Co. The consolidated financial statements after the acquisition date include the balance sheets of both companies at historical cost, the historical results of Malta Co. and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Incorporated in 2014, Malta Co. was a games development and technology company specialized in developing enchanting games and gaming technology where the real and virtual worlds blur.

2016 Securities Sale and Spin-Off

On October 13, 2016, the Company entered into a spin-off agreement (the “Spin-Off Agreement”) with Malta Co., and Praefidi Holdings Limited (the “Buyer”), an entity organized under the laws of Malta and owned by Brendon Grunewald, former director of the Company. Pursuant to the Spin-Off Agreement, the Buyer received all of the issued and outstanding capital stock of Malta Co. and the Company shall receive $2,000 as purchase price. The Buyer shall become the sole equity owner of Malta Co. and the Company shall have no further interest in Malta Co.

On October 26, 2016, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Tianci International, Inc., a newly formed Nevada Corporation ("Merger Sub"), formed on November 09, 2016, with Merger Sub being the surviving entity. The transaction contemplated in the Merger Agreement (“Merger”) which became effective on November 9, 2016.

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

April 30, 2018

2017 Securities Sale and Change in Control

On January 4, 2017, the Company issued 19,532,820 shares (before Reverse Stock Split transaction, See Note 5) of our common stock to certain purchasers in accordance with the terms and conditions of a Securities Purchase Agreement (the “Private Placement SPA”), at price of $0.005 per share for an aggregate purchase price of $98,104. The shares sold in the private placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The proceeds were used for working capital purposes.

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

The unaudited condensed financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP) and are presented in U.S. dollars. These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Results of the three and nine months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ended July 31, 2018 and any other future periods.

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

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

April 30, 2018

Going Concern Matters

At April 30, 2018, the Company had $14,000 in cash held in trust. The Company had incurred a net loss from continued operations of $82,229 and used $96,088 in cash for continued operating activities for the nine months ended April 30, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of April 30, 2018 and July 31, 2017, the Company has $14,000 and $2,360 in cash and cash equivalents, respectively.

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

April 30, 2018

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no significant deferred tax items as of April 30, 2018 and July 31, 2017.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax position recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At April 30, 2018 and July 31, 2017, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Basic and Diluted Earnings (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2018 and July 31, 2017.

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

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

April 30, 2018

NOTE 3 – DISCONTINUED OPERATIONS

On October 13, 2016, the Company entered into a spin-off agreement (the “Spin-Off Agreement”) with Malta Co., and Praefidi Holdings Limited (the “Buyer”), an entity organized under the laws of Malta and owned by Brendon Grunewald, former director of the Company. Pursuant to the Spin-Off Agreement, the Buyer received all of the issued and outstanding capital stock of Malta Co. and the Company shall receive $2,000 as purchase price. The Buyer shall become the sole equity owner of Malta Co. and the Company shall have no further interest in Malta Co.

During the nine months ended April 30, 2017, the Company recorded a gain on the sale of $200,528. The Company had no continuing involvement in the operations of Malta Co. The sale of Malta Co. qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of operations of Malta Co. from its Statements of Operations and Comprehensive Income (Loss) to present this business in discontinued operations.

The following table shows the results of operations of Malta Co. for nine months ended April 30, 2018 and 2017 which are included in the gain (loss) from discontinued operations:

	Nine Months Ended
	April 30,
	2018	2017

Office and miscellaneous	$–	$(498)
Gain on sale of investment	–	200,528
Total Income	–	200,030

Gain from Discontinued Operations, Net of Tax Benefits	$–	$200,030

NOTE 4 – DUE TO RELATED PARTIES

During the nine months ended April 30, 2018, a former officer of the Company advanced $17,030 for working capital purpose. This amount was forgiven and recorded to additional paid in capital, as part of the change of control (see Note 1).

During the nine months ended April 30, 2018, a shareholder of the Company advanced $90,698 for working capital purpose.

As of April 30, 2018 and July 31, 2017, the Company owed $90,698 and $0, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

April 30, 2018

NOTE 5 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of April 30, 2018 and July 31, 2017.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

There were no issuances of common stock for the nine months ended April 30, 2018.

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

As a result of the above transactions, there were 5,054,985 shares of common stock issued and outstanding as of April 30, 2018 and July 31, 2017, respectively.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of April 30, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

We have not yet generated significant revenues and have accumulated deficit of $1,201,888 as of April 30, 2018.

The following table provides selected financial data about our company as of April 30, 2018 and July 31, 2017.

Balance Sheet Data

	April 30,	July 31,
	2018	2017	Change	%
Cash	$14,000	$2,360	$11,640	493%
Total assets	$20,500	$2,360	$18,140	769%
Total liabilities	$94,837	$11,498	$83,339	725%
Stockholders’ deficit	$(74,337)	$(9,138)	$(65,199)	713%

Three Months Ended April 30, 2018, Compared to Three Months Ended April 30, 2017

	Three Months Ended
	April 30,
	2018	2017	Change	%
Revenue	$–	$–	$–	–
Operating expenses	21,400	34,162	(12,762)	(37)%
Loss from Continued Operation	(21,400)	(34,162)	12,762	(37)%
Gain from Discontinued Operation	–	–	–	0%
Net Income (Loss)	$(21,400)	(34,162)	12,762	(37)%

Revenue. During the three months ended April 30, 2018, and 2017, we did not generate any revenues.

Operating Expenses. Operating expenses were $21,400 for the three months ended April 30, 2018, consisting of professional fees of $18,900 and office and miscellaneous expenses of $2,500. Operating expenses were $34,162 for the three months ended April 30, 2017, including professional fees of $34,117 and office and miscellaneous expenses of $45. The decrease in operating expenses was primarily attributable to the decrease in professional fees.

Net Loss. During the three months ended April 30, 2018, and 2017, we incurred a net loss of $21,400 and $34,162, respectively. The decrease in net loss was attributable to the decrease in our general and administrative expenses.

Nine Months Ended April 30, 2018, Compared to Nine Months Ended April 30, 2017

	Nine Months Ended
	April 30,
	2018	2017	Change	%
Revenue	$–	$–	$–	–
Operating expenses	82,229	137,045	(54,816)	(40)%
Loss from Continued Operation	(82,229)	(137,045)	54,816	(40)%
Net Gain from Discontinued Operation	–	200,030	(200,030)	(100)%
Net Income (Loss)	$(82,229)	62,985	(145,214)	(231)%

Revenue. During the nine months ended April 30, 2018, and 2017, we did not generate any revenues.

Operating Expenses. Operating expenses were $82,229 for the nine months ended April 30, 2018, consisting of professional fees of $73,789 and office and miscellaneous expenses of $8,440. Operating expenses were $137,045 for the nine months ended April 30, 2017, including professional fees of $136,352 and office and miscellaneous expenses of $693. The decrease in operating expenses was primarily attributable to the decrease in professional fees.

Discontinued Operations. On October 13, 2016, we sold all of the issued and outstanding capital stock of Steampunk Wizards Ltd., the Company’s former wholly owned subsidiary and a company incorporated pursuant to the laws of Malta (“Steampunk”), to Praefidi Holdings Limited (the “Buyer”), an entity organized under the laws of Malta and owned by Brendon Grunewald, former director of the Company, in accordance with the terms and conditions of that certain spin-off agreement (the “Spin-Off Agreement”). Pursuant to the Spin-Off Agreement, we recorded all expenses from the subsidiary in Malta as discontinued expenses. Gain (Loss) from discontinued operations was $0 and $(498) for the nine months ended April 30, 2018 and 2017, respectively. We also recognized a gain on sale of investment of $200,528 during the nine months ended April 30, 2017.

Loss from Continued Operation. During the nine months ended April 30, 2018, and 2017, we incurred a net loss from continued operations of $82,229 and $137,045, respectively. The decrease in loss from continued operation was attributable to the decrease in our professional fees and general and administrative expenses.

Net Loss. During the nine months ended April 30, 2018, and 2017, we incurred a net income (loss) of $(82,229) and $62,985, respectively. The decrease in net income was primarily attributable to the decrease in gain from discontinued operations, partially offset by the decrease in our general and administrative expenses from continued operations.

Liquidity and Capital Resources

Working Capital

	April 30,	July 31,
	2018	2017
Current Assets	$20,500	$2,360
Current Liabilities	94,837	11,498
Working Capital (Deficiency)	$(74,337)	$(9,138)

As of April 30, 2018, we had working capital deficit of $74,337 as compared to working capital deficit of $9,138 as of July 31, 2017. The increase in working capital deficiency was mainly due to the increase in amounts due to related parties offset by an increase in cash and cash equivalents and prepaid expenses and other deposits.

Cash Flows

	Nine Months Ended April 30, 2018	Nine Months Ended April 30, 2017
Net cash used in operating activities	$(96,088)	$(206,085)
Net cash provided by investing activities	$–	$2,000
Net cash provided by financing activities	$107,728	$221,744
Net increase in cash and cash equivalents	$11,640	$17,659

Cash Flow from Operating Activities

During the nine months ended April 30, 2018, net cash used in continued operating activities was $96,088, compared to $206,085 for the nine months ended April 30, 2017. The decrease in cash used in operating activities was mainly due to the lack of gain on sales of investment together with the decrease in net income and decreased accounts payable and accrued liabilities.

Cash Flow from Investing Activities

During the nine months ended April 30, 2018, net cash provided by investing activities was $0. For the same period ended April 30, 2017, net cash provided by investing activities was $2,000, consisting of proceeds from the sale of investment pursuant to the Spin-Off Agreement.

Cash Flow from Financing Activities

During the nine months ended April 30, 2018, financing activities provided net cash of $107,728, consisting of the cash from related parties. During the same period ended April 30, 2017, financing activities provided net cash of $221,744, consisting of cash from related parties of $118,640 and proceeds from the issuance of common stock of $103,104.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of April 30, 2018, the Company has working capital deficiency of $74,337 and has incurred losses since inception resulting in an accumulated deficit of $1,201,888. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of April 30, 2018, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was not effective as of July 31, 2017, due to certain material weaknesses more fully discussed in our annual report. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_______________________

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

Date:       June 4, 2018