Form 10-K
period 2018-07-31
Tianci International, Inc.
filed 2018-10-02
CIK 1557798

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X] Emerging growth company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $197,141 as of January 31, 2018, based on a price of $0.30, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 27, 2018, the Registrant had 5,054,985 shares of common stock outstanding.

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

We engaged in computer game development until October 13, 2016, when control of our company changed pursuant to a share purchase agreement and a spin-off agreement. On October 26, 2016, our corporate name was changed from “Steampunk Wizards, Inc.” to "Tianci International, Inc." The name change was effected on November 27, 2016, in connection with the merger of us into our then subsidiary, Tianci International Inc.

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

Jerry Ooi was appointed to serve as a director effective August 30, 2017. Mr. Kai resigned from his position as the Chief Technology Officer effective September 20, 2017, but continues to serve as our director.

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

Name	Position
Chuah Su Chen	Director, Secretary and Chief Financial Officer
Chuah Su Mei	Director, Chief Executive Officer and President
Yeow Yuen Kai	Director and Chief Technology Officer

Chuah Su Chen and Chuah Su Mei are siblings.

Effective August 30, 2017, Jerry Ooi was appointed to serve as a Director of Tianci until his successor(s) shall be duly elected or appointed, unless he resigns, is removed from office or is otherwise disqualified from serving as a director of Tianci. Mr. Kai resigned from his position as the Chief Technology Officer effective September 20, 2017, but continues to serve as our director.

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

The following table sets forth the quarterly high and low closing bid prices for the common stock for the past two fiscal years. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low

Quarter ended July 31, 2018	$0.60	$0.20
Quarter ended April 30, 2018	$0.30	$0.20
Quarter ended January 31, 2018	$0.40	$0.20
Quarter ended October 31, 2017	$0.51	$0.10
Quarter ended July 31, 2017	$0.55	$0.03
Quarter ended April 30, 2017	$1.8	$0.2
Quarter ended January 31, 2017	$1.96	$0.5
Quarter ended October 31, 2016	$3.88	$1.4

On September 27, 2018, the closing bid price of the common stock was $0.39.

Holders

As of September 27, 2018, there were 89 stockholders of record and an aggregate of 5,054,985 shares of our common stock were issued and outstanding. Our common shares are issued in registered form. The transfer agent of our company's common stock is Action Stock Transfer Corporation at 2469 E Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

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

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2018.

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

Jerry Ooi was appointed to serve as a director effective August 30, 2017. Mr. Kai resigned from his position as the Chief Technology Officer effective September 20, 2017, but continues to serve as our director.

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

We have not yet generated significant revenues and have accumulated deficit of $1,216,406 as of July 31, 2018.

The following table provides selected financial data about our company as of July 31, 2018 and 2017.

Balance Sheet Data

	July 31,	July 31,
	2018	2017
Cash	$2,000	$2,360
Total Assets	$6,000	$2,360
Total Liabilities	$94,855	$11,498
Stockholders’ Deficit	$(88,855)	$(9,138)

Summary Income Statement Data

	For the Years Ended July 31,
	2018	2017

Net Revenues	$–	$–
Total Operating Expenses	96,747	162,151
Loss From Continued Operation	(96,747)	(162,151)
Gain From Discontinued Operations, Net of Tax Benefits	–	200,030
Net Income (Loss)	$(96,747)	$37,879

Revenue. During the fiscal years ended July 31, 2018, and 2017, we did not generate any revenues.

Operating Expenses. Operating expenses were $ 96,747 and $162,151 for the years ended July 31, 2018, and 2017. Operating expenses consisted of professional fees and office and miscellaneous expenses. The decrease in operating expenses resulted primarily from the decrease in professional fees, which was slightly offset by an increase in office and miscellaneous expenses. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Continued Operation. For the years ended July 31, 2018, and 2017, we incurred a net loss from continued operations of $96,747 and $162,151, respectively. The decrease in loss from continued operation was attributable to the decrease in our professional fees and general and administrative expenses.

Discontinued Operations. Pursuant to the Spin-Off Agreement, the Company recorded all expenses from the subsidiary in Malta as discontinued expenses. Gain (Loss) from discontinued operations for the years ended July 31, 2017 was $200,030. As a result of this agreement, the Company recognized the gain on sale of investment of $200,528 during the year ended July 31, 2017, offset by a slight loss of $498 from discontinued operations. There were no gains or loss from discontinued operation recognized for the fiscal year ended July 31, 2018.

Net Income (Loss). For the years ended July 31, 2018, and 2017, we incurred a net income (loss) of $(96,747) and $37,879, respectively. The decrease in net income was primarily attributable to the decrease in gain from discontinued operations, partially offset by the decrease in our general and administrative expenses from continued operations.

Liquidity and Capital Resources

Working Capital

	July 31,	July 31,
	2018	2017	Change	%
Current Assets	$6,000	$2,360	$3,640	154.2%
Current Liabilities	94,855	11,498	83,357	725.0%
Working Capital (Deficiency)	$(88,855)	$(9,138)	$(79,717)	872.4%

As of July 31, 2018, we had working capital deficit of $88,855 as compared to working capital deficit of $9,138 as of July 31, 2017. The increase in working capital deficiency was mainly due to an increase in amounts due to related parties of $92,198 as compared to $0 as of July 31, 2017.

Cash Flows

	Year Ended July 31, 2018	Year Ended July 31, 2017
Net cash used in operating activities	$(109,588)	$(224,693)
Net cash provided by investing activities	$–	$2,000
Net cash provided by financing activities	$109,228	$225,053

Cash Flow from Operating Activities

During the year ended July 31, 2018, net cash used in continued operating activities was $109,588, compared to $224,693 for the year ended July 31, 2017. The decrease in cash used in operating activities was mainly due to the lack of gain on sales of investment together with the decrease in net income and decreased in accounts payable and accrued liabilities.

Cash Flow from Investing Activities

During the year ended July 31, 2018, investing activities did not provide any net cash. During the year ended July 31, 2017, net cash provided by investing activities was $2,000, consisting of proceeds from the sale of investment pursuant to the Spin-Off Agreement.

Cash Flow from Financing Activities

During the year ended July 31, 2018, financing activities provided net cash of $109,228, all of which is attributable to proceeds from related parties.

During the year ended July 31, 2017, financing activities provided net cash of $225,053, consisting of the proceeds of $118,640 from related parties and $106,413 from the issuance of common stock for cash.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at July 31, 2018, the Company has working capital deficiency of $88,855 and has incurred losses since inception resulting in an accumulated deficit of $1,216,406. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

TIANCI INTERNATIONAL, INC.

FINANCIAL STATEMENTS

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tianci International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tianci International, Inc. as of July 31, 2018 and 2017, the related statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended July 31, 2018 and 2017, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that Tianci International, Inc. will continue as a going concern. As described in Note 3 to the financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2017.

Diamond Bar, California

September 25, 2018

KCCW Accountancy Corp.

3333 S Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 • Fax: +1 909 895 4155 • info@kccwcpa.com

TIANCI INTERNATIONAL, INC.

BALANCE SHEETS

	July 31,	July 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$2,000	$2,360
Prepaid expenses	4,000	–
Total Current Assets	6,000	2,360

TOTAL ASSETS	$6,000	$2,360

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,657	$11,498
Due to related parties	92,198	–
Total Current Liabilities	94,855	11,498

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,054,985 shares issued and outstanding	505	505
Additional paid-in capital	1,127,046	1,110,016
Accumulated deficit	(1,216,406)	(1,119,659)
Total Stockholders' Deficit	(88,855)	(9,138)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,000	$2,360

The accompanying notes are an integral part of these financial statements

TIANCI INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended July 31,
	2018	2017

Net Revenues	$–	$–

Operating Expenses
Office and miscellaneous	10,940	708
Professional fees	85,807	161,443
Total Operating Expenses	96,747	162,151

Loss from operations	(96,747)	(162,151)

Loss before income taxes	(96,747)	(162,151)
Provision for income taxes	–	–
Loss From Continued Operations	(96,747)	(162,151)

Discontinued Operations
Loss from discontinued operations	–	(498)
Gain on sale of investment	–	200,528
Gain From Discontinued Operations, Net of Tax Benefits	–	200,030

Net Income (Loss)	$(96,747)	$37,879

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net Income (Loss)	$(96,747)	$37,879
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	–	2,601
TOTAL COMPREHENSIVE INCOME (LOSS)	$(96,747)	$40,480

Basic and diluted loss per common share from continued operations	$(0.02)	$(0.13)
Basic and diluted income per common share from discontinued operations	$–	$0.15
Basic and diluted weighted average common shares outstanding	5,054,985	1,296,679

The accompanying notes are an integral part of these financial statements

TIANCI INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JULY 31, 2018 AND 2017

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance - July 31, 2016	694,182	$69	$753,575	$(1,157,538)	$(23,087)	$(426,981)
Deconsolidation	–	–	–	–	20,486	20,486
Common stock issued for cash	988,321	99	103,005	–	–	103,104
Common stock issued to related parties through debt conversion	63,830	6	119,994	–	–	120,000
Common stock issued to related party for cash	3,308,628	331	2,978	–	–	3,309
Common stock issued for reverse stock split rounding	24	–	–	–	–	–
Capital contribution by shareholders through debt conversion	–	–	130,464	–	–	130,464
Net income for the period	–	–	–	37,879	–	37,879
Foreign currency translation adjustments	–	–	–	–	2,601	2,601
Balance - July 31, 2017	5,054,985	505	1,110,016	(1,119,659)	–	(9,138)
Capital contribution by shareholders through debt conversion	–	–	17,030	–	–	17,030
Net loss for the period	–	–	–	(96,747)	–	(96,747)
Balance - July 31, 2018	5,054,985	$505	$1,127,046	$(1,216,406)	$–	$(88,855)

The accompanying notes are an integral part of these financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(96,747)	$37,879
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain from discontinued operations	–	(200,030)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(4,000)	–
Decrease in accounts payable and accrued liabilities	(8,841)	(62,542)
Net cash used in operating activities	(109,588)	(224,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment	–	2,000
Net cash provided by investing activities	–	2,000

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	–	106,413
Proceeds from related parties	109,228	118,640
Net cash provided by financing activities	109,228	225,053

Effects on changes in foreign exchange rate	–	–

Net increase (decrease) in cash and cash equivalents	(360)	2,360
Cash and cash equivalents - beginning of period	2,360	–
Cash and cash equivalents - end of period	$2,000	$2,360

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Common shares issued in exchange for related party debt	$–	$120,000
Related party debt forgiven	$17,030	$130,464

The accompanying notes are an integral part of these financial statements.

TIANCI INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018 AND 2017

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Tianci International, Inc. (“the Company”, “Tianci”) was incorporated under the laws of the State of Nevada as Freedom Petroleum, Inc. on June 13, 2012. In May 2015, the Company changed its name to Steampunk Wizards Inc. and on November 9, 2016, the Company changed its name to Tianci International, Inc. As of the date of this report, the Company is a holding company and has not carried out substantive business operations of its own.

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

For financial accounting purposes, the Share Exchange is accounted for as a reverse acquisition by the Malta Co., and resulted in a recapitalization, with Malta Co. being the accounting acquirer and the Company as the acquired entity. The closing of Share Exchange resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Malta Co., and have been prepared to give retroactive effect to the reverse acquisition completed on August 21, 2015, and represent the operations of Malta Co. The financial statements after the acquisition date include the balance sheets of both companies at historical cost, the historical results of Malta Co. and the results of the Company from the acquisition date. All share and per share information in the accompanying financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Incorporated in 2014, Malta Co. was a games development and technology company specialized in developing enchanting games and gaming technology where the real and virtual worlds blur.

2016 Securities Sale and Spin-Off

On October 13, 2016, the Company entered into a spin-off agreement (the “Spin-Off Agreement”) with Malta Co., and Praefidi Holdings Limited (the “Buyer”), an entity organized under the laws of Malta and owned by Brendon Grunewald, former director of the Company. Pursuant to the Spin-Off Agreement, the Buyer shall receive all of the issued and outstanding capital stock of Malta Co. and the Company shall receive $2,000 as purchase price. The Buyer shall become the sole equity owner of Malta Co. and the Company shall have no further interest in Malta Co.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had $2,000 and $2,360 in cash and cash equivalents at July 31, 2018 and 2017, respectively.

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, prepaid expenses, accounts payable, and due to shareholders, approximate fair value due to their relatively short maturities.

Revenue Recognition

The Company has yet to generate revenues from operations. The Company will recognize revenue when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement exists, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. See Note 7 for information related to income taxes, including the recorded balances of its valuation allowance related to deferred tax assets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income (loss) on its statements of operations and other comprehensive income (loss).

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2018 and 2017.

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

Classification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net income (loss) or accumulated deficit.

Recent Accounting Pronouncements

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the condensed financial statements. If a company cannot determine a provisional estimate to be included in the condensed financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of July 31, 2018, the Company has a working capital deficit of $88,855 and has incurred losses since inception resulting in an accumulated deficit of $1,216,406. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

NOTE 4 – DISCONTINUED OPERATIONS

On October 13, 2016, the Company entered into a spin-off agreement (the “Spin-Off Agreement”) with Malta Co., and Praefidi Holdings Limited (the “Buyer”), an entity organized under the laws of Malta and owned by Brendon Grunewald, former director of the Company. Pursuant to the Spin-Off Agreement, the Buyer shall receive all of the issued and outstanding capital stock of Malta Co. and the Company shall receive $2,000 as purchase price. The Buyer shall become the sole equity owner of Malta Co. and the Company shall have no further interest in Malta Co.

During the year ended July 31, 2017, the Company recorded a gain on the sale of $200,528. The Company had no continuing involvement in the operations of Malta Co. The sale of Malta Co. qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of operations of Malta Co. from its Statements of Operations and Comprehensive Income (Loss) to present this business in discontinued operations

The following table shows the results of operations of Malta Co. for fiscal years 2018 and 2017 which are included in the gain (loss) from discontinued operations:

	Years Ended July 31,
	2018	2017
Revenues	$–	$–

Office and miscellaneous	–	(498)
Gain on sale of investment	–	200,528
Total Income (Expense)	–	200,030
Gain (Loss) from Discontinued Operation, Net of Tax Benefits	$–	$200,030

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended July 31, 2016, a former shareholder of the Company made vendor payments of $11,824 directly on behalf of the Company. During the year ended July 31, 2017, the debt of $11,824 was forgiven and the Company recorded the debt forgiveness as additional paid in capital.

During the year ended July 31, 2017, the Company had a change of control, pursuant to which former shareholders paid $118,640 for outstanding accounts payable. The $118,640 was immediately forgiven and recorded as contributed capital pursuant conditions of the change of control (See Note 1).

During the year ended July 31, 2018, a former officer of the Company advanced $17,030 for working capital purpose. This amount was forgiven and recorded to additional paid in capital, as part of the change of control (See Note 1).

During the year ended July 31, 2018, a shareholder of the Company advanced $92,198 for working capital purpose.

As of July 31, 2018 and 2017, the Company owed $92,198 and $0, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 6 – EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of July 31, 2018 and 2017.

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

During the year ended July 31, 2018, there were no issuances of common stock.

During the year ended July 31, 2017, the Company issued the shares of common stock as follows:

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

As a result of the above transactions, there were 5,054,985 shares of common stock issued and outstanding as of July 31, 2018 and 2017, respectively.

NOTE 7 – INCOME TAXES

The USA

Tianci International, Inc. files income tax returns in the U.S. federal jurisdiction, and state and local jurisdictions.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 34% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of July 31, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at July 31, 2018 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 13% for the year ended July 31, 2018. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

Malta

In August 2015, the Company became the parent of Malta Co., a wholly owned Malta subsidiary, which files tax returns in Malta. On October 13, 2016, the Company entered into a spin-off agreement (the “Spin-Off Agreement”) with Malta Co., and Praefidi Holdings Limited (the “Buyer”), an entity organized under the laws of Malta and owned by Brendon Grunewald, former director of the Company (See Note 1). Pursuant to the Spin-Off Agreement, the Company had no further interest in Malta Co. for the fiscal year ended July 31, 2018.

The U.S. and Malta components of (loss) income before income taxes for income tax reporting purpose were as follows:

	For the Years Ended July 31,
	2018	2017
Continuing operation - United States	$(96,747)	$(430,888)
Discontinued operation - Malta	–	(498)
Loss before income taxes	$(96,747)	$(431,386)

The income tax provision (benefit) for the years ended July 31, 2018 and 2017 consists of the following:

	For the Years Ended July 31,
	2018	2017
Income tax expense (benefit) at statutory rate:
United States	$(20,317)	$(146,502)
Malta	–	–
Total	(20,317)	(146,502)
Change in valuation allowance	20,317	146,502
Income tax expense (benefit)	$–	$–

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of July 31,
	2018	2017

NOL carryover	$708,455	$688,138
Effect of change in statutory rate	(263,112)	–
Valuation allowance	(445,343)	(688,138)
Net deferred tax asset	$–	$–

The reconciliation of the effective income tax rate to the U.S. federal statutory rate as of July 31, 2018 and 2017:

	As of July 31,
	2018		2017
Federal income tax rate	21.0%		34.0%
Increase in valuation allowance	(21.0%	)	(34.0%	)
Effective income tax rate	0.0%		0.0%

At July 31, 2018 and 2017, the Company had $2,120,682 and $2,023,935, respectively of the U.S. net operating losses (the “U.S. NOLs”), which are available to offset future taxable income until 2037.

The Company assesses the likelihood that deferred tax assets will not be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2018 and 2017.

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of U.S. NOLs that could be utilized each year based on the “Internal Revenue Code, as Amended “

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended July 31, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has no other commitments or contingencies as of July 31, 2018.

From time to time the Company may become a party to litigation matters involving claims against the Company.

Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of July 31, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2018, due to the existence of the material weaknesses as of July 31, 2017, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Chuah Su Chen	35	Director, Chief Financial Officer and Secretary
Chuah Su Mei	39	Director, Chief Executive Officer and President
Yeow Yuen Kai	45	Director
Jerry Ooi	36	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chuah Su Mei, age 35, has served as our Chief Executive Officer, President and Director since August 15, 2017. Ms. Chuah has served as the Finance Director of Ezytronic Sdn. Bhd. since December 2007. Ms. Chuah served as the Shipping Coordinator for Eurotrans Charter Sdn. Bhd. from October 2005 to April 2007. Ms. Chuah brings to the Board of Directors her accounting and financial experience. Ms. Chuah received her Bachelor in Business Finance (Honors) from the University of Hertfordshire via Inti College Subang Jaya in 2005 and her Diploma in Business Finance from Inti College Subang Jaya in 2004.

Chuah Su Chen, age 39, has served as our Chief Financial Officer, Secretary and Director since August 15, 2017. Ms. Chuah has 11 years of experience in end-to-end payment cards processes, systems and organization design. Ms. Chuah has served as the Chief Operations Officer of World Cloud Ventures Sdn. Bhd. since May 2016. From April 2008 to April 2016, she served as the New Design Implementation Coordinator of Shell Malaysia Trading Sd. Bhd., a company that wholesales and distributes petroleum and provides a range of technical, human resources, financial and business support services, and expertise to the Shell Group, where she has held various positions covering credit processing, customer service, quality assurance, operations, global process and organizational design. Ms. Chuah received her Bachelor of Business in Finance and Banking from Charles Stuart University in 2010 and her Diploma in Business Studies from Help Institute Sdn. Bhd. in 1998. Ms. Chuah brings to us her broad and deep experience in the payment cards industry.

Yeow Yuen Kai, age 45, has served as our Director since August 15, 2017. He briefly served as our Chief Technology Officer from August 15, 2017 to September 2, 2017. Mr. Yeow has approximately two decades of experience in the information systems and application development industry. Mr. Yeow has served as the Senior Software Engineer at World Cloud Ventures Sdn. Bhd. since October 2016. From January 2005 to September 2016, Mr. Yeow was a software engineer for Exact ADC Sdn. Bhd., a research and development center for Exact Software, a software company headquartered in Delft, Netherland. Mr. Yeow received his Bachelor of Science in Information Systems from Campbell University in 1997. Mr. Yeow brings to the board his deep experience in information technology and software systems.

Jerry Ooi, age 36, has served as our director since August 30, 2017. He is currently the Sales and Marketing Director of Ezytronic Sdn Bhd. and has served in such capacity since November 2009. Mr. Ooi served as the Retail Assistant Manager of Precess Technology Sdn. Bhd. from May 2007 to October 2009. Mr. Ooi graduated with a Diploma in IT Multimedia from Informatics College in Malaysia. Mr. Ooi. brings to the Board of Directors his sales and marketing experience in the online and mobile industry.

Family Relationships

Chuah Su Mei and Chuah Su Chen are siblings. Except as described in the foregoing, there are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

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

Board Meetings

Prior to the change in control on August 15, 2017, our board of directors consisted solely of Cuilian Cai. Our board of directors currently consists of Chuah Su Chen, Chuah Su Mei, Yeow Yuen Kai and Jerry Ooi. The board held no formal meetings during the year ended July 31, 2018, but took actions via unanimous written consent. We expect our current board to act by written consent or through board meetings in accordance with the provisions of the Nevada General Corporate Law and our Bylaws.

Nomination Process

As of July 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board/Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2018.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chuah Su Mei (1)	2018	–	–	–	–	–	–	–	–
	2017	–	–	–	–	–	–	–	–
Cuilian Cai (2)	2017	–	–	–	–	–	–	–	–

(1)	Ms. Chuah was appointed our Chief Executive Officer, President and Director on August 15, 2017.

(2)	Ms. Cai was as the director and Chief Executive Officer and Chief Financial Officer of the Company from October 13, 2016, to August 15, 2017.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended July 31, 2018.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended July 31, 2018.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2018 there were no options exercised by our named officer.

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

Chuah Su Chen

Yeow Yuen Kai

Jerry Ooi

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 27, 2018, by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of September 27, 2018. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of September 27, 2018, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise noted, the business address of each beneficial owner listed is No. 45-2, Jalan USJ 21/10, Subang Jaya 47640, Selangor Darul Ehsan, Malaysia. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of September 27, 2018, we had 5,054,985 shares of common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended July 31, 2016, a former shareholder of the Company made vendor payments of $11,824 directly on behalf of the Company. During the year ended July 31, 2017, the debt of $11,824 was forgiven and the Company recorded the debt forgiveness as additional paid in capital.

During the year ended July 31, 2017, the Company had a change of control, pursuant to which former shareholders paid $118,640 for outstanding accounts payable. The $118,640 was immediately forgiven and recorded as contributed capital pursuant conditions of the change of control (See Note 1).

During the year ended July 31, 2018, a former officer of the Company advanced $17,030 for working capital purpose. This amount was forgiven and recorded to additional paid in capital, as part of the change of control (See Note 1).

During the year ended July 31, 2018, a shareholder of the Company advanced $92,198 for working capital purpose.

As of July 31, 2018 and 2017, the Company owed $92,198 and $0, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended July 31, 2018 and July 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2018	Year Ended July 31, 2017

Audit Fees (1)	$17,500	$12,500
Audit Related Fees (2)	0	0
Tax Fees (3)	1,000	1,000
All Other Fees (4)	0	0
Total	$18,500	$13,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

TIANCI INTERNATIONAL, INC.
(Registrant)

Dated: October 2, 2018	/s/ Chuah Su Mei
Chuah Su Mei
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 2, 2018	/s/ Chuah Su Mei
Chuah Su Mei
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: October 2, 2018	/s/ Chuah Su Chen
Chuah Su Chen
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)

Dated: October 2, 2018	/s/ Yeow Yuen Kai
Yeow Yuen Kai
Director

Dated: October 2, 2018	/s/ Jerry Ooi
Jerry Ooi
Director

Representing all of the members of the Board of Directors.

* By	/s/ Chuah Su Chen
Chuah Su Chen
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

