Form 10-Q
period 2018-10-31
Tianci International, Inc.
filed 2018-12-12
CIK 1557798

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of December 5, 2018, the issuer had outstanding 5,054,985 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1	Financial Statements

TIANCI INTERNATIONAL, INC.

BALANCE SHEETS

	October 31,	July 31,
	2018	2018
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$3,968	$2,000
Prepaid expenses	3,375	4,000
Total Current Assets	7,343	6,000

Total Assets	$7,343	$6,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$9,600	$2,657
Due to related parties	109,414	92,198
Total Current Liabilities	119,014	94,855

Total Liabilities	119,014	94,855

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,054,985 shares issued and outstanding	505	505
Additional paid-in capital	1,127,046	1,127,046
Accumulated deficit	(1,239,222)	(1,216,406)
Total Stockholders’ Deficit	(111,671)	(88,855)

Total Liabilities and Stockholders’ Deficit	$7,343	$6,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	October 31,
	2018	2017

Revenues	$–	$–

Operating expenses
Office and miscellaneous	73	3,440
Professional fees	22,743	20,880
Total operating expenses	22,816	24,320

Loss from operations	(22,816)	(24,320)

Loss before income taxes	(22,816)	(24,320)
Provision for income taxes	–	–
Net loss	$(22,816)	$(24,320)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	5,054,985	5,054,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	October 31,
	2018	2017

Cash Flows From Operating Activities
Net loss	$(22,816)	$(24,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	625	(17,500)
Increase (decrease) in accounts payable	6,943	(11,368)
Net cash used in operating activities	(15,248)	(53,188)

Cash Flows From Financing Activities
Proceeds from related parties	17,216	73,728
Net cash provided by financing activities	17,216	73,728

Effects on changes in foreign exchange rate	–	–

Net change in cash and cash equivalents	1,968	20,540
Cash and cash equivalents - beginning of period	2,000	2,360
Cash and cash equivalents - end of period	$3,968	$22,900

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Related party debt forgiven	$–	$17,030

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

October 31, 2018

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

2015 Share Exchange

On July 16, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”), which was consummated on August 21, 2015, with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (the “Malta Co.”), the Company’s former sole officer and director (the “Officer”), being the owner of record of 11,451,541 common shares (before Reverse Stock Split transaction, See Note 4) of the Company and the persons (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”) as of July 15, 2015. Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, the Company issued 4,812,209 shares (before Reverse Stock Split transaction, See Note 4) , (the “New Shares”), of the Company’s common stock to the Shareholders (or their designees), and the Officer would cause 10,096,229 shares (before Reverse Stock Split transaction, See Note 4) of the Company’s common stock that he owns (the “Officer Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively should represent 55% of the issued and outstanding common stock of the Company immediately after the closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co. As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. became a wholly owned subsidiary (the “Subsidiary”) of the Company and there would be a change of control of the Company following the closing. There were no warrants, options or other equity instruments issued in connection with the Exchange Agreement.

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

2017 Securities Sale and Change in Control

On January 4, 2017, the Company issued 19,532,820 shares (before Reverse Stock Split transaction, See Note 4) of our common stock to certain purchasers in accordance with the terms and conditions of a Securities Purchase Agreement (the “Private Placement SPA”), at price of $0.005 per share for an aggregate purchase price of $98,104. The shares sold in the private placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The proceeds were used for working capital purposes.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2018 filed on October 2, 2018.

The unaudited condensed financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP) and are presented in U.S. dollars. These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Results of the three months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the year ended July 31, 2019 and any other future periods.

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

Going Concern Matters

At October 31, 2018, the Company had $3,968 in cash held in trust. The Company had incurred a net loss of $22,816 and used $15,248 in cash for continued operating activities for the three months ended October 31, 2018.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company has yet to realize revenues from operations.

Basic and Diluted Earnings (Loss) Per Share

Basic earning (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2018 and July 31, 2018.

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

NOTE 3 – DUE TO RELATED PARTIES

During the three months ended October 31, 2017, a former officer of the Company advanced $17,030 for working capital purpose. This amount was forgiven and recorded to additional paid in capital, as part of the change of control (see Note 1)

During the three months ended October 31, 2018 and 2017, a shareholder of the Company advanced $17,216 and $56,698 for working capital purpose, respectively.

As of October 31, 2018 and July 31, 2018, the Company owed $109,414 and $92,198, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 4 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of October 31, 2018 and July 31, 2018.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

There were no issuances of common stock for the three months ended October 31, 2018.

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

As of October 31, 2018 and July 31, 2018, there were 5,054,985 shares of common stock issued and outstanding, respectively.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of October 31, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

On October 29, 2018, our Board of Directors approved the acquisition of all of the issued and outstanding securities of Ezytronic Sdn. Bhd., a corporation organized under the laws of Malaysia (“EZY”) and engaged in the business of reselling computer equipment and accessories, in a share exchange transaction for a consideration to be mutually determined by the parties based upon a good faith valuation of the Company and EZY. The acquisition will be made in accordance with the terms of a nonbinding term sheet (“Term Sheet”), which was filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2018.

Seven Hundred Thousand (700,000) ordinary shares of EZY, representing 70% of the issued and outstanding securities of EZY, are held by Mr. Tan Poh Hee, the father-in-law of Ms. Chuah Su Mei, our Chief Executive Officer and Director. Three Hundred Thousand (300,000) ordinary shares of EZY, representing 30% of the issued and outstanding securities of EZY, are held by Mr. Jerry Ooi Jau Long, our independent director.

We continue to be in active discussions with an operating business affiliated with our executive officers regarding potential acquisitions in addition to those relating to EZY. There is no assurance that we will be able to successfully acquire EZY or any such company or any company in the near future.

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

We have not yet generated significant revenues and have accumulated deficit of $1,239,222 as of October 31, 2018.

The following table provides selected financial data about our company as of October 31, 2018 and July 31, 2018.

Balance Sheet Data

	October 31,	July 31,
	2018	2018	Change	%

Cash	$3,968	$2,000	$1,968	98%
Total assets	$7,343	$6,000	$1,343	22%
Total liabilities	$119,014	$94,855	$24,159	25%
Stockholders' deficit	$(111,671)	$(88,855)	$(22,816)	26%

Three Months Ended October 31, 2018, Compared to Three Months Ended October 31, 2017

	Three Months Ended
	October 31,
	2018	2017	Change	%
Revenue	$–	$–	$–	–
Operating expenses	22,816	24,320	(1,504)	(6%	)
Loss from operations	(22,816)	(24,320)	1,504	(6%	)
Net Loss	$(22,816)	$(24,320)	$1,504	(6%	)

Revenue. During the three months ended October 31, 2018, and 2017, we did not generate any revenues.

Operating Expenses. Operating expenses were $22,816 for the three months ended October 31, 2018, consisting of professional fees of $22,743 and office and miscellaneous expenses of $73. Operating expenses were $24,320 for the three months ended October 31, 2017, including professional fees of $20,880 and office and miscellaneous expenses of $3,440. The decrease in operating expenses was primarily attributable to the decrease in office and miscellaneous expenses. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operations. For the three months ended October 31, 2018, and 2017, we incurred a net loss from continued operations of $22,816 and $24,320, respectively. The decrease in loss from continued operation was attributable to the decrease in our office and miscellaneous expenses.

Net Loss. As a result of the above factors, our net loss was $22,816 for the three months ended October 31, 2018, as compared to $24,320 for the three months ended October 31, 2017, representing a decrease of $1,504, or (6%).

Liquidity and Capital Resources

Working Capital

	October 31,	July 31,
	2018	2018	Change	%
Current Assets	$7,343	$6,000	$1,343	22%
Current Liabilities	119,014	94,855	24,159	25%
Working Capital (Deficiency)	$(111,671)	$(88,855)	$(22,816)	26%

As of October 31, 2018, we had working capital deficit of $111,671 as compared to working capital deficit of $88,855 as of July 31, 2018. The increase in working capital deficiency was mainly due to the increase in amounts due to related parties and accounts payable.

Cash Flows

	Three Months Ended
	October 31,
	2018	2017
Cash used in operating activities	$(15,248)	$(53,188)
Cash provided by investing activities	$–	$–
Cash provided by financing activities	$17,216	$73,728
Net change in cash and cash equivalents	$1,968	$20,540

Cash Flow from Operating Activities

During the three months ended October 31, 2018, net cash used in operating activities was $15,248, compared to $53,188 for the three months ended October 31, 2017. The decrease in cash used in continued operating activities was mainly due to the decrease in prepaid expenses and the increase in accounts payable.

Cash Flow from Investing Activities

During the three months ended October 31, 2018 and 2017, our company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended October 31, 2018, financing activities provided net cash of $17,216, consisting of the cash from related parties.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have not identified any additional critical accounting policies and judgments. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in the Note 2 to our financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of October 31, 2018, the Company has working capital deficiency of $111,671 and has incurred losses since inception resulting in an accumulated deficit of $1,239,222. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of October 31, 2018, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was not effective as of July 31, 2018, due to certain material weaknesses more fully discussed in our annual report. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended October 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 12, 2018

