Form 10-Q
period 2019-01-31
Tianci International, Inc.
filed 2019-03-11
CIK 1557798

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of March 5, 2019, the issuer had outstanding 5,054,985 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1	Financial Statements

TIANCI INTERNATIONAL, INC.

BALANCE SHEETS

	January 31,	July 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,968	$2,000
Prepaid expenses	2,250	4,000
Total Current Assets	6,218	6,000

Total Assets	$6,218	$6,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$627	$2,657
Due to related parties	154,537	92,198
Total Current Liabilities	155,164	94,855

Total Liabilities	155,164	94,855

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,054,985 shares issued and outstanding	505	505
Additional paid-in capital	1,127,046	1,127,046
Accumulated deficit	(1,276,497)	(1,216,406)
Total Stockholders’ Deficit	(148,946)	(88,855)

Total Liabilities and Stockholders’ Deficit	$6,218	$6,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Revenues	$–	$–	$–	$–

Operating expenses
Office and miscellaneous	123	2,500	196	5,940
Professional fees	37,152	34,009	59,895	54,889
Total operating expenses	37,275	36,509	60,091	60,829

Loss from operations	(37,275)	(36,509)	(60,091)	(60,829)

Loss before income taxes	(37,275)	(36,509)	(60,091)	(60,829)
Provision for income taxes	–	–	–	–
Net loss	$(37,275)	$(36,509)	$(60,091)	$(60,829)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	5,054,985	5,054,985	5,054,985	5,054,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JANUARY 31, 2019 AND 2018

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - July 31, 2017	5,054,985	$505	$1,110,016	$(1,119,659)	(9,138)
Capital contribution by shareholders through debt conversion	–	–	17,030	–	17,030
Net loss for the period	–	–	–	(60,829)	(60,829)
Balance - January 31, 2018	5,054,985	$505	$1,127,046	$(1,180,488)	$(52,937)

Balance - July 31, 2018	5,054,985	$505	$1,127,046	$(1,216,406)	$(88,855)
Net loss for the period	–	–	–	(60,091)	(60,091)
Balance - January 31, 2019	5,054,985	$505	$1,127,046	$(1,276,497)	$(148,946)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	January 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,091)	$(60,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	1,750	(5,000)
Increase (decrease) in accounts payable and accrued liabilities	(2,030)	(3,359)
Net cash used in operating activities	(60,371)	(69,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	62,339	73,728
Net cash provided by financing activities	62,339	73,728

Net change in cash and cash equivalents	1,968	4,540
Cash and cash equivalents - beginning of period	2,000	2,360
Cash and cash equivalents - end of period	$3,968	$6,900

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Related party debt forgiven	$–	$17,030

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

January 31, 2019

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

2015 Share Exchange

On July 16, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”), which was consummated on August 21, 2015, with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (the “Malta Co.”), the Company’s former sole officer and director (the “Officer”), being the owner of record of 11,451,541 common shares (before Reverse Stock Split transaction, See Note 4) of the Company and the persons (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”) as of July 15, 2015. Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of the Company in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of the Company, the Company issued 4,812,209 shares (before Reverse Stock Split transaction, See Note 4) , (the “New Shares”), of the Company’s common stock to the Shareholders (or their designees), and the Officer would cause 10,096,229 shares (before Reverse Stock Split transaction, See Note 4) of the Company’s common stock that he owned (the “Officer Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively should represent 55% of the issued and outstanding common stock of the Company immediately after the closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co. As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. became a wholly owned subsidiary (the “Subsidiary”) of the Company and there would be a change of control of the Company following the closing. There were no warrants, options or other equity instruments issued in connection with the Exchange Agreement.

For financial accounting purposes, the Share Exchange was accounted for as a reverse acquisition by Malta Co., and resulted in a recapitalization, with Malta Co. being the accounting acquirer and the Company as the acquired entity. The closing of Share Exchange resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Malta Co., and have been prepared to give retroactive effect to the reverse acquisition completed on August 21, 2015, and represent the operations of Malta Co. The consolidated financial statements after the acquisition date include the balance sheets of both companies at historical cost, the historical results of Malta Co. and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Incorporated in 2014, Malta Co. was a games development and technology company specialized in developing enchanting games and gaming technology where the real and virtual worlds blur.

2016 Securities Sale and Spin-Off

On October 13, 2016, the Company entered into a spin-off agreement (the “Spin-Off Agreement”) with Malta Co., and Praefidi Holdings Limited (the “Buyer”), an entity organized under the laws of Malta and owned by Brendon Grunewald, former director of the Company. Pursuant to the Spin-Off Agreement, the Buyer received all of the issued and outstanding capital stock of Malta Co. and the Company shall receive $2,000 as purchase price. The Buyer became the sole equity owner of Malta Co. and the Company had no further interest in Malta Co.

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

Results of the six months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the year ended July 31, 2019 and any other future periods.

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

Going Concern Matters

At January 31, 2019, the Company had $3,968 in cash held in trust. The Company had incurred a net loss of $60,091 and used $60,371 in cash for operating activities for the six months ended January 31, 2019.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earning (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2019 and July 31, 2018.

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

NOTE 3 – DUE TO RELATED PARTIES

During the six months ended January 31, 2018, a former officer of the Company advanced $17,030 for working capital purpose. This amount was forgiven and recorded to additional paid in capital, as part of the change of control (see Note 1)

During the six months ended January 31, 2019 and 2018, a shareholder of the Company advanced $62,339 and $56,698 for working capital purpose, respectively.

As of January 31, 2019 and July 31, 2018, the Company owed $154,537 and $92,198, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 4 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of January 31, 2019 and July 31, 2018.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

There were no issuances of common stock for the six months ended January 31, 2019.

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

As of January 31, 2019 and July 31, 2018, there were 5,054,985 shares of common stock issued and outstanding, respectively.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of January 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, but we cannot guarantee that we will be able to achieve same.

We have not yet generated significant revenues and have accumulated deficit of $1,276,497 as of January 31, 2019.

The following table provides selected financial data about our company as of January 31, 2019 and July 31, 2018.

Balance Sheet Data

	January 31,	July 31,
	2019	2018	Change	%

Cash	$3,968	$2,000	$1,968	98%
Total assets	$6,218	$6,000	$218	4%
Total liabilities	$155,164	$94,855	$60,309	64%
Stockholders' deficit	$(148,946)	$(88,855)	$(60,091)	68%

Three Months Ended January 31, 2019, Compared to Three Months Ended January 31, 2018

	Three Months Ended
	January 31,
	2019	2018	Change	%
Revenue	$–	$–	$–	–
Operating expenses	37,275	36,509	766	2%
Loss from operations	(37,275)	(36,509)	(766)	2%
Net Loss	$(37,275)	$(36,509)	$(766)	2%

Revenue. During the three months ended January 31, 2019, and 2018, we did not generate any revenues.

Operating Expenses. Operating expenses were $37,275 for the three months ended January 31, 2019, consisting of professional fees of $37,152 and office and miscellaneous expenses of $123. Operating expenses were $36,509 for the three months ended January 31, 2018, including professional fees of $34,009 and office and miscellaneous expenses of $2,500. The increase in operating expenses was primarily attributable to the increase in professional fees. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operations. For the three months ended January 31, 2019, and 2018, we incurred a net loss from operations of $37,275 and $36,509, respectively. The increase in loss from operations was attributable to the increase in professional fees.

Net Loss. As a result of the above factors, our net loss was $37,275 for the three months ended January 31, 2019, as compared to $36,509 for the three months ended January 31, 2018, representing an increase of $766, or 2%.

Six Months Ended January 31, 2019, Compared to Six Months Ended January 31, 2018

	Six Months Ended
	January 31,
	2019	2018	Change	%
Revenue	$–	$–	–	–
Operating expenses	60,091	60,829	$(738)	(1%	)
Loss from operations	(60,091)	(60,829)	738	(1%	)
Net Loss	$(60,091)	$(60,829)	$738	(1%	)

Revenue. During the six months ended January 31, 2019, and 2018, we did not generate any revenues.

Operating Expenses. Operating expenses were $60,091 for the six months ended January 31, 2019, consisting of professional fees of $59,895 and office and miscellaneous expenses of $196. Operating expenses were $60,829 for the six months ended January 31, 2018, including professional fees of $54,889 and office and miscellaneous expenses of $5,940. Operating expenses slightly decreased due to an increase in professional fees offsetting by a decrease in office and miscellaneous expense. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operation. During the six months ended January 31, 2019, and 2018, we incurred a net loss from operations of $60,091 and $60,829, respectively. The decrease in loss from operations was primarily attributable to the decrease in our office and miscellaneous expenses.

Net Loss. As a result of the above factors, our net loss was $60,091 for the six months ended January 31, 2019, as compared to $60,829 for the six months ended January 31, 2018, representing the decrease of $738, or (1%).

Liquidity and Capital Resources

Working Capital

	January 31,	July 31,
	2019	2018	Change	%
Current Assets	$6,218	$6,000	$218	4%
Current Liabilities	155,164	94,855	60,309	64%
Working Capital (Deficiency)	$(148,946)	$(88,855)	$(60,091)	68%

As of January 31, 2019, we had working capital deficit of $148,946 as compared to working capital deficit of $88,855 as of July 31, 2018. The increase in working capital deficiency was due to the increase in amounts due to related parties.

Cash Flows

	Six Months Ended
	January 31,
	2019	2018	Change
Cash used in operating activities	$(60,371)	$(69,188)	$8,817
Cash provided by investing activities	$–	$–	$–
Cash provided by financing activities	$62,339	$73,728	$(11,389)
Net change in cash and cash equivalents	$1,968	$4,540	$(2,572)

Cash Flow from Operating Activities

During the six months ended January 31, 2019, net cash used in operating activities was $60,371, compared to $69,188 for the six months ended January 31, 2018. The decrease in cash used in operating activities was mainly due to the decrease in prepaid expenses and accounts payable.

Cash Flow from Investing Activities

During the six months ended January 31, 2019 and 2018, our company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended January 31, 2019, financing activities provided net cash of $62,339, consisting of the proceeds from related parties.

During the six months ended January 31, 2018, financing activities provided net cash of $73,728, consisting of the proceeds from related parties.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of January 31, 2019, the Company had working capital deficiency of $148,946 and has incurred losses since inception resulting in an accumulated deficit of $1,276,497. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2019, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was not effective as of July 31, 2018, due to certain material weaknesses more fully discussed in our annual report. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended January 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 11, 2019

