Form 10-Q
period 2019-04-30
Tianci International, Inc.
filed 2019-06-06
CIK 1557798

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-184061

TIANCI INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-5540446
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

No. 45-2, Jalan USJ 21/10

Subang Jaya 47640

Selangor Darul Ehsan, Malaysia

+6012 503 7322
(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	CIIT	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of April 30, 2019, the issuer had outstanding 5,054,985 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1	Financial Statements

TIANCI INTERNATIONAL, INC.

BALANCE SHEETS

	April 30,	July 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,968	$2,000
Prepaid expenses	1,174	4,000
Total Current Assets	5,142	6,000

TOTAL ASSETS	$5,142	$6,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$627	$2,657
Due to related parties	172,123	92,198
Total Current Liabilities	172,750	94,855

TOTAL LIABILITIES	172,750	94,855

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,054,985 shares issued and outstanding	505	505
Additional paid-in capital	1,127,046	1,127,046
Accumulated deficit	(1,295,159)	(1,216,406)
TOTAL STOCKHOLDERS' DEFICIT	(167,608)	(88,855)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,142	$6,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
Office and miscellaneous	123	2,500	319	8,440
Professional fees	18,539	18,900	78,434	73,789
Total Operating Expenses	18,662	21,400	78,753	82,229

LOSS FROM OPERATIONS	(18,662)	(21,400)	(78,753)	(82,229)

LOSS BEFORE INCOME TAXES	(18,662)	(21,400)	(78,753)	(82,229)
Provision for income taxes	–	–	–	–
NET LOSS	$(18,662)	$(21,400)	$(78,753)	$(82,229)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Basic and diluted weighted average common shares outstanding	5,054,985	5,054,985	5,054,985	5,054,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Nine Months Ended April 30, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit
Balance - July 31, 2018	5,054,985	505	1,127,046	(1,216,406)	$(88,855)
Net loss for the period	–	–	–	(22,816)	(22,816)
Balance - October 31, 2018	5,054,985	505	1,127,046	(1,239,222)	$(111,671)
Net loss for the period	–	–	–	(37,275)	(37,275)
Balance - January 31, 2019	5,054,985	505	1,127,046	(1,276,497)	$(148,946)
Net loss for the period	–	–	–	(18,662)	(18,662)
Balance - April 30, 2019	5,054,985	505	1,127,046	(1,295,159)	$(167,608)

For the Nine Months Ended April 30, 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit
Balance - July 31, 2017	5,054,985	$505	$1,110,016	$(1,119,659)	$(9,138)
Capital contribution by shareholders through debt conversion	–	–	17,030	–	17,030
Net loss for the period	–	–	–	(24,320)	(24,320)
Balance - October 31, 2017	5,054,985	$505	$1,127,046	$(1,143,979)	$(16,428)
Net loss for the period	–	–	–	(36,509)	(36,509)
Balance - January 31, 2018	5,054,985	$505	$1,127,046	$(1,180,488)	$(52,937)
Net loss for the period	–	–	–	(21,400)	(21,400)
Balance - April 30, 2018	5,054,985	$505	$1,127,046	$(1,201,888)	$(74,337)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	April 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,753)	$(82,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	2,826	(6,500)
Increase (decrease) in accounts payable	(2,030)	(7,359)
Net cash used in operating activities	(77,957)	(96,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	79,925	107,728
Net cash provided by financing activities	79,925	107,728

Net change in cash and cash equivalents	1,968	11,640
Cash and cash equivalents - beginning of period	2,000	2,360
Cash and cash equivalents - end of period	$3,968	$14,000

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Related party debt forgiven	$–	$17,030

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

April 30, 2019

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

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

April 30, 2019

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

Results of the nine months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the year ended July 31, 2019 and any other future periods.

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

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

April 30, 2019

Going Concern Matters

At April 30, 2019, the Company had $3,968 in cash held in trust. The Company had incurred a net loss of $78,753 and used $77,957 in cash for operating activities for the nine months ended April 30, 2019.

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

April 30, 2019

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

Basic and Diluted Earnings (Loss) Per Share

Basic earning (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2019 and July 31, 2018.

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

NOTE 3 – DUE TO RELATED PARTIES

During the nine months ended April 30, 2018, a former officer of the Company advanced $17,030 for working capital purpose. This amount was forgiven and recorded to additional paid in capital, as part of the change of control (see Note 1)

During the nine months ended April 30, 2019 and 2018, a shareholder of the Company advanced $79,925 and $90,698 for working capital purpose, respectively.

As of April 30, 2019 and July 31, 2018, the Company owed $172,123 and $92,198, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

TIANCI INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

April 30, 2019

NOTE 4 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of April 30, 2019 and July 31, 2018.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

There were no issuances of common stock for the nine months ended April 30, 2019.

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

As of April 30, 2019 and July 31, 2018, there were 5,054,985 shares of common stock issued and outstanding, respectively.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of April 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

We have not yet generated significant revenues and have accumulated deficit of $1,295,159 as of April 30, 2019.

The following table provides selected financial data about our company as of April 30, 2019 and July 31, 2018.

Balance Sheet Data

	April 30,	July 31,
	2019	2018	Change	%

Cash	$3,968	$2,000	$1,968	98%
Total assets	$5,142	$6,000	$(858)	(14%	)
Total liabilities	$172,750	$94,855	$77,895	82%
Stockholders' deficit	$(167,608)	$(88,855)	$(78,753)	(89%	)

Three Months Ended April 30, 2019, Compared to Three Months Ended April 30, 2018

	Three Months Ended
	April 30,
	2019	2018	Change	%
Revenue	$–	$–	$–	–
Operating Expenses	18,662	21,400	(2,738)	(13%	)
Net Loss	$(18,662)	$(21,400)	$2,738	13%

Revenue. During the three months ended April 30, 2019, and 2018, we did not generate any revenues.

Operating Expenses. Operating expenses were $18,662 for the three months ended April 30, 2019, consisting of professional fees of $18,539 and office and miscellaneous expenses of $123. Operating expenses were $21,400 for the three months ended April 30, 2018, including professional fees of $18,900 and office and miscellaneous expenses of $2,500. The decrease in operating expenses was primarily attributable to the decrease in office and miscellaneous expenses. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operations. For the three months ended April 30, 2019, and 2018, we incurred a net loss from operations of $18,662 and $21,400, respectively. The decrease in loss from operations was primarily attributable to the decrease in office and miscellaneous expenses.

Net Loss. As a result of the above factors, our net loss was $18,662 for the three months ended April 30, 2019, as compared to $21,400 for the three months ended April 30, 2018, representing a decrease of $2,738, or 13%.

Nine Months Ended April 30, 2019, Compared to Nine Months Ended April 30, 2018

	Nine Months Ended
	April 30,
	2019	2018	Change	%
Revenue	$–	$–	$–	–
Operating Expenses	78,753	82,229	(3,476)	(4%	)
Net Loss	$(78,753)	$(82,229)	$3,476	4%

Revenue. During the nine months ended April 30, 2019, and 2018, we did not generate any revenues.

Operating Expenses. Operating expenses were $78,753 for the nine months ended April 30, 2019, consisting of professional fees of $78,434 and office and miscellaneous expenses of $319. Operating expenses were $82,229 for the nine months ended April 30, 2018, including professional fees of $73,789 and office and miscellaneous expenses of $8,440. The decrease in operating expenses was mainly due to an increase in professional fees of $4,645 offsetting by a decrease in office and miscellaneous expense of $8,121. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operation. During the nine months ended April 30, 2019, and 2018, we incurred a net loss from operations of $78,753 and $82,229, respectively. The decrease in loss from operations was primarily attributable to the decrease in our office and miscellaneous expenses.

Net Loss. As a result of the above factors, our net loss was $78,753 for the nine months ended April 30, 2019, as compared to $82,229 for the nine months ended April 30, 2018, representing the decrease of $3,476, or 4%.

Liquidity and Capital Resources

Working Capital

	April 30,	July 31,
	2019	2018	Change	%
Current Assets	$5,142	$6,000	$(858)	(14%	)
Current Liabilities	172,750	94,855	77,895	82%
Working Capital (Deficiency)	$(167,608)	$(88,855)	$(78,753)	89%

As of April 30, 2019, we had working capital deficiency of $167,608 as compared to working capital deficiency of $88,855 as of July 31, 2018. The increase in working capital deficiency was due to the increase in amounts due to related parties.

Cash Flows

	Nine Months Ended
	April 30,
	2019	2018	Change
Cash used in operating activities	$(77,957)	$(96,088)	$18,131
Cash provided by investing activities	$–	$–	$–
Cash provided by financing activities	$79,925	$107,728	$(27,803)
Net change in cash and cash equivalents	$1,968	$11,640	$(9,672)

Cash Flow from Operating Activities

During the nine months ended April 30, 2019, net cash used in operating activities was $77,957, consisting of a net loss of $78,753, increased by a decrease in accounts payable of $2,030 and reduced by a decrease in prepaid expenses of $2,826.

For the nine months ended April 30, 2018, net cash flows used in operating activities was $96,088, consisting of a net loss of $82,229, increased by a decrease in accounts payable of $7,359 and an increase in prepaid expenses of $6,500.

Cash Flow from Investing Activities

During the nine months ended April 30, 2019 and 2018, our company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended April 30, 2019, financing activities provided net cash of $79,925, consisting of the proceeds from related parties.

During the nine months ended April 30, 2018, financing activities provided net cash of $107,728, consisting of the proceeds from related parties.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of April 30, 2019, the Company had working capital deficiency of $167,608 and has incurred losses since inception resulting in an accumulated deficit of $1,295,159. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of April 30, 2019, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our annual report on Form 10-K reported that our internal control over financial reporting was not effective as of July 31, 2018, due to certain material weaknesses more fully discussed in our annual report. Subject to the foregoing disclosures in this Item 4, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 6, 2019

