Form 10-Q/A
period 2019-04-30
Tianci International, Inc.
filed 2019-07-01
CIK 1557798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

+6012 697 1115
(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	CIIT	N/A

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

Tinaci International, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q with the Securities and Exchange Commission on June 8, 2019. This Amendment No. 1 to its report is being filed solely to update the Company’s business telephone number to the current one. The Company has changed its telephone number to +6012 697 1115 as is indicated on the cover page of this report. There is no other change in the Company’s contact information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.

	By:	/s/ Chuah Su Mei
Chuah Su Mei
Chief Executive Officer, President and Director

Date: July 1, 2019