Form 10-K
period 2019-07-31
Tianci International, Inc.
filed 2019-10-10
CIK 1557798

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 333-184061

TIANCI INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	45-5540446
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

No. 45-2, Jalan USJ 21/10 Subang Jaya 47640
Selangor Darul Ehsan, Malaysia
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code +6012 697 1115

Securities registered under Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [ X ] Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $952,850 as of January 31, 2019, based on a price of $1.45, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 23, 2019, the Registrant had 5,054,985 shares of common stock outstanding.

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

We were incorporated in the State of Nevada on June 13, 2012. Our current business office is located at No. 45-2, Jalan USJ 21/10, Subang Jaya 47640, Selangor Darul Ehsan, Malaysia. Our telephone number is +6012 697 1115.

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

Effective April 6, 2017, we effectuated a 1-for-40 reverse stock split (the “2017 Reverse Stock Split”) of our issued and outstanding shares of common stock, $0.0001 par value, whereby 49,854,280 outstanding shares were exchanged for 1,246,357 shares of our common stock. Common share amounts and per share amounts in these accompanying financial statements and notes have been retroactively adjusted to reflect this reverse stock split.

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

Name	Position
Chuah Su Chen	Director, Chief Financial Officer and Secretary
Chuah Su Mei	Director, Chief Executive Officer and President
Yeow Yuen Kai	Director and Chief Technology Officer

Jerry Ooi was appointed to serve as a director effective August 30, 2017. Mr. Kai resigned from his position as the Chief Technology Officer effective September 20, 2017, and his position on our Board effective August 31, 2019.

Current Business

Our principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Based on proposed business activities, we are a “blank check” company. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

As of the date of this Annual Report, we have not entered into any binding agreement with any party regarding acquisition opportunities for us. While we are parties to a nonbinding term sheet to acquire an affiliated company, we continue to engage in active discussions with other operating businesses affiliated with our executive officers regarding potential acquisition opportunities. There is no assurance that any nonbinding term sheet will result into a definitive purchase transaction nor can we assure you that we will be able to successfully acquire such company or any company in the near future.

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

Historical Activities

2014 Securities Sale

In January 2014, we were a party to a securities purchase agreement (the "2014 SPA") by and among ourselves, certain of our shareholders (the "Selling Shareholders") owning an aggregate of 27,000,000 shares (before the 2017 Reverse Stock Split) (approximately 51.7%) of our common stock (the "Sold Stock") and Anton Lin ("Lin"). Pursuant to the 2014 SPA, Lin purchased the Sold Stock for $27,000 (the "Purchase Price") from the Selling Shareholders in a private sale transaction (the "Private Sale"). The Selling Shareholders were our former sole officer and director: Thomas Hynes ("Hynes") and corporate secretary: Nina Bijedic ("Bijedic"). Pursuant to the 2014 SPA, Hynes and Bijedic submitted their resignations from all positions held with us; prior to the closing of the Private Sale, our Board of Directors appointed Lin as our sole director and Chief Executive Officer, which appointment took effect immediately following the close of the Private Sale. Following the Private Sale, a change in control occurred since Lin gained control of almost 52% of our outstanding common stock.

2015 Share Exchange

On July 15, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) with Steampunk Wizards Ltd., a company incorporated pursuant to the laws of Malta (“Malta Co.”), Lin, being the owner of record of 11,451,541 common shares (before the 2017 Reverse Stock Split) of the Company and the persons listed thereof (the “Shareholders”), being the owners of record of all of the issued share capital of Malta Co. (the “Steampunk Stock”). Pursuant to the Exchange Agreement, upon surrender by the Shareholders and the cancellation by Malta Co. of the certificates evidencing the Steampunk Stock as registered in the name of each Shareholder, and pursuant to the registration of us in the register of members maintained by Malta Co. as the new holder of the Steampunk Stock and the issuance of the certificates evidencing the aforementioned registration of the Steampunk Stock in the name of us, on August 21, 2015, we issued 4,812,209 shares (the “New Shares”) (before the 2017 Reverse Stock Split) (subject to adjustment for fractionalized shares as set forth below) of our common to the Shareholders (or their designees), and Lin caused 10,096,229 shares (before the 2017 Reverse Stock Split) of our common stock that he owned (the “Lin Stock,” together with the New Shares, the “Acquisition Stock”) to be transferred to the Shareholders (or their designees), which collectively represented 55% of the issued and outstanding common stock of us immediately after the Closing, in exchange for the Steampunk Stock, representing 100% of the issued share capital of Malta Co. As a result of the exchange of the Steampunk Stock for the Acquisition Stock (the “Share Exchange”), Malta Co. became a wholly owned subsidiary (the “Subsidiary”) of us and there was a change of control of us following the closing. The Shareholders of Malta Co. owned approximately 55% of our issued and outstanding common stock. There were no warrants, options or other equity instruments issued in connection with the Exchange Agreement.

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

On October 13, 2016, shareholders who owned in the aggregate 18,071,445 shares (the “2016 Shares”) (before the 2017 Reverse Stock Split) of our common stock, representing approximately 65.1% of all our issued and outstanding common stock at the time, entered into a Share Purchase Agreement (the “Change of Control SP”) with certain purchasers listed therein pursuant to which the purchasers acquired the 2016 Shares for an aggregate purchase price of $150,000.  In connection with the sale, a change in control occurred, and Mr. Joshua O’Cock, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole director, resigned from all of his director and officer positions with us.

Simultaneously with the closing, Cuilian Cai, was appointed as a director and Chief Executive Officer and Chief Financial Officer of Tianci.

Effective November 7, 2016, we changed our name from Steampunk Wizards, Inc. to Tianci International, Inc.

On January 4, 2017, we issued 19,532,820 shares of our common stock (before the 2017 Reverse Stock Split) to certain purchasers in accordance with the terms and conditions of a Securities Purchase Agreement (the “Private Placement SPA”), at price of $0.005 per share for an aggregate purchase price of $98,104. The shares sold in the private placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The proceeds were used for working capital purposes.

2017 Securities Sale and Change in Control

On August 3, 2017, Tianci, ShiFang Wan (“SFW”), Chuah Su Mei, and Chuah Su Chen executed a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which SFW sold to the Chuah Su Chen and Chuah Su Mei an aggregate of 4,397,837 shares of Common Stock, or approximately 87% of the issued and outstanding Common Stock, at a purchase price of $350,000. The acquisition consummated on August 15, 2017, and 2,000,000 shares of the Company’s common stock were purchased by Chuah Su Chen using her own personal funds. Upon consummation, the former sole executive officer and director of Tianci resigned from all of her positions with Tianci, and Chuah Su Mei, Chuah Su Chen and Yeow Yuen Kai were appointed to serve in the positions set forth next to their names below:

Name	Position
Chuah Su Chen	Director, Secretary and Chief Financial Officer
Chuah Su Mei	Director, Chief Executive Officer and President
Yeow Yuen Kai	Director and Chief Technology Officer

Chuah Su Chen and Chuah Su Mei are siblings.

Effective August 30, 2017, Jerry Ooi was appointed to serve as a Director of Tianci until his successor(s) shall be duly elected or appointed, unless he resigns, is removed from office or is otherwise disqualified from serving as a director of Tianci. Mr. Kai resigned from his position as the Chief Technology Officer effective September 20, 2017, and his position as our director effective August 31, 2019.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our company's common stock is quoted on the OTCQB under the symbol "CIIT". Our stock did not begin trading until March 15, 2013. There is currently no established public trading market for our common stock, and there can be no assurance that we will be able to establish or maintain such public trading market for our securities in the future, if ever.

The following table sets forth the quarterly high and low closing bid prices for the common stock for the past two fiscal years. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low

Quarter ended July 31, 2019	$3.05	$2.01
Quarter ended April 30, 2019	$3.11	$1.00
Quarter ended January 31, 2019	$1.45	$0.45
Quarter ended October 31, 2018	$0.68	$0.38
Quarter ended July 31, 2018	$0.60	$0.20
Quarter ended April 30, 2018	$0.30	$0.20
Quarter ended January 31, 2018	$0.40	$0.20
Quarter ended October 31, 2017	$0.51	$0.10

On September 30, 2019, the closing bid price of the common stock was $1.50.

Holders

As of September 23, 2019, there were 89 stockholders of record and an aggregate of 5,054,985 shares of our common stock were issued and outstanding. Our common shares are issued in registered form. The transfer agent of our company's common stock is Action Stock Transfer Corporation at 2469 E Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

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

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2019.

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

Our audited financial statements are stated in United States Dollars and are prepared in accordance with Generally Accepted Accounting Principles of the United States of America (the U.S. GAAP).

Overview

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

We were incorporated in the State of Nevada on June 13, 2012. Our current business office is located at No. 45-2, Jalan USJ 21/10, Subang Jaya 47640, Selangor Darul Ehsan, Malaysia. Our telephone number is +6012 697 1115.

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

Name	Position
Chuah Su Chen	Director, Chief Financial Officer and Secretary
Chuah Su Mei	Director, Chief Executive Officer and President
Yeow Yuen Kai	Director and Chief Technology Officer

Jerry Ooi was appointed to serve as a director effective August 30, 2017. Mr. Kai resigned from his position as the Chief Technology Officer effective September 20, 2017, and his position as our director effective August 31, 2019.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of July 31, 2019, the Company had working capital deficiency of $176,878 and has incurred losses since its inception resulting in an accumulated deficit of $1,304,429. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

The following tables provide selected financial data about our company as of and for the years ended July 31, 2019 and 2018.

Balance Sheet Data

	July 31,	July 31,
	2019	2018
Cash	$3,968	$2,000
Total Assets	$15,998	$6,000
Total Liabilities	$192,876	$94,855
Stockholders’ Deficit	$(176,878)	$(88,855)

Summary Income Statement Data

	For the Years Ended July 31,
	2019	2018
Net Revenues	$–	$–
Total Operating Expenses	88,023	96,747
Loss From Operations	(88,023)	(96,747)
Net Loss	$(88,023)	$(96,747)

Revenue. During the fiscal years ended July 31, 2019, and 2018, we did not generate any revenues.

Operating Expenses. Operating expenses were $88,023 and $96,747 for the years ended July 31, 2019 and 2018, respectively. Operating expenses mainly consisted of professional fees and office and miscellaneous expenses. The decrease in operating expenses resulted primarily from the decrease in professional fees. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operations. For the years ended July 31, 2019, and 2018, we incurred a loss from operations of $88,023 and $96,747, respectively. The decrease in loss from operations was attributable to the decrease in our professional fees and general and administrative expenses.

Net Loss. For the years ended July 31, 2019, and 2018, we incurred a net loss of $88,023 and $96,747, respectively. The decrease in net loss was primarily attributable to the decrease in our general and administrative expenses from operations.

Liquidity and Capital Resources

Working Capital

	July 31,	July 31,
	2019	2018	Change	%
Current Assets	$15,998	$6,000	9,998	167%
Current Liabilities	192,876	94,855	98,021	103%
Working Capital Deficit	$(176,878)	$(88,855)	(88,023)	99%

As of July 31, 2019, we had working capital deficit of $176,878 as compared to working capital deficit of $88,855 as of July 31, 2018. The increase in working capital deficit was mainly due to an increase in amounts due to related parties of $185,705 as of July 31, 2019 as compared to $92,198 as of July 31, 2018.

Cash Flows

	Year Ended July 31, 2019	Year Ended July 31, 2018
Net cash used in operating activities	$(91,539)	$(109,588)
Net cash provided by investing activities	$–	$–
Net cash provided by financing activities	$93,507	$109,228

Cash Flow from Operating Activities

During the year ended July 31, 2019, net cash used in operating activities was $91,539, compared to $109,588 for the year ended July 31, 2018. The decrease in net cash used in operating activities was mainly due to the decrease in net loss and the increased accounts payable.

Cash Flow from Investing Activities

During the years ended July 31, 2019, and 2018, we had no cash flow from investing activities.

Cash Flow from Financing Activities

During the year ended July 31, 2019, financing activities provided net cash of $93,507, all of which was attributable to proceeds from related parties.

During the year ended July 31, 2018, financing activities provided net cash of $109,228, all of which was attributable to proceeds from related parties.

Our net change in cash and cash equivalents was $1,968 for the year ended July 31, 2019 and $(360) for the year ended July 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have not identified any additional critical accounting policies and judgments. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 3 to our financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

FINANCIAL STATEMENTS

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tianci International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tianci International, Inc. (“the Company”) as of July 31, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for the years ended July 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended July 31, 2019 and 2018, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2017.

Diamond Bar, California

October 2, 2019

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 ● Fax: +1 909 895 4155 ● info@kccwcpa.com

TIANCI INTERNATIONAL, INC.

BALANCE SHEETS

	July 31,	July 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$3,968	$2,000
Prepaid expenses	12,030	4,000
Total Current Assets	15,998	6,000

TOTAL ASSETS	$15,998	$6,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$7,171	$2,657
Due to related parties	185,705	92,198
Total Current Liabilities	192,876	94,855

Total Liabilities	192,876	94,855

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,054,985 shares issued and outstanding	505	505
Additional paid-in capital	1,127,046	1,127,046
Accumulated deficit	(1,304,429)	(1,216,406)
Total Stockholders' Deficit	(176,878)	(88,855)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,998	$6,000

The accompanying notes are an integral part of these financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	July 31,
	2019	2018

Revenues	$–	$–

Operating Expenses
Office and miscellaneous	12,401	10,940
Professional fees	75,622	85,807
Total Operating Expenses	88,023	96,747

Loss from Operations	(88,023)	(96,747)

Loss before Income Taxes	(88,023)	(96,747)
Provision for income taxes	–	–
Net Loss	$(88,023)	$(96,747)

Basic and diluted loss per common share	$(0.02)	$(0.02)
Basic and diluted weighted average common shares outstanding	5,054,985	5,054,985

The accompanying notes are an integral part of these financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2019 AND 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - July 31, 2017	5,054,985	$505	$1,110,016	$(1,119,659)	$(9,138)
Capital contribution by shareholders through debt conversion	–	–	17,030	–	17,030
Net loss for the year	–	–	–	(96,747)	(96,747)
Balance - July 31, 2018	5,054,985	$505	$1,127,046	$(1,216,406)	$(88,855)
Net loss for the year	–	–	–	(88,023)	(88,023)
Balance - July 31, 2019	5,054,985	$505	$1,127,046	$(1,304,429)	$(176,878)

The accompanying notes are an integral part of these financial statements

TIANCI INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	July 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(88,023)	$(96,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	(8,030)	(4,000)
Increase (decrease) in accounts payable	4,514	(8,841)
Net cash used in operating activities	(91,539)	(109,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	93,507	109,228
Net cash provided by financing activities	93,507	109,228

Net change in cash and cash equivalents	1,968	(360)
Cash and cash equivalents - beginning of period	2,000	2,360
Cash and cash equivalents - end of period	$3,968	$2,000

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Related parties’ debt forgiven	$–	$17,030

The accompanying notes are an integral part of these financial statements

TIANCI INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2019

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

2017 Securities Sale and Change in Control

On January 4, 2017, the Company issued 490,520 shares of our common stock to certain purchasers in accordance with the terms and conditions of a Securities Purchase Agreement (the “Private Placement SPA”), at price of $0.20 per share for an aggregate purchase price of $98,104. The shares sold in the private placement were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The proceeds were used for working capital purposes.

On August 3, 2017, Tianci, ShiFang Wan (“SFW”), Chuah Su Mei, and the Chuah Su Chen executed a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which SFW sold to Chuah Su Chen and Chuah Su Mei an aggregate of 4,397,837 shares of Common Stock, or approximately 87% of the issued and outstanding Common Stock, at a purchase price of $350,000. The acquisition consummated on August 15, 2017, and 2,000,000 shares of the Company’s common stock were purchased by Chuah Su Chen using her own personal funds. Upon consummation, the former sole executive officer and director of the Company resigned from all of her positions with the Company, and Chuah Su Mei, Chuah Su Chen, and Yeow Yuen Kai were appointed to serve as executive officers and directors of the Corporation.

NOTE 2 – GOING CONCERN MATTERS

As of July 31, 2019, the Company had $3,968 in cash held in trust. The Company had incurred a net loss of $88,023 and used $91,539 in cash for operating activities for the year ended July 31, 2019.

The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include attempting to improve its business profitability, its ability to generate sufficient cash flows from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through equity and debt financing arrangements, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures, working capital, and other requirements. Management intends to make every effort to identify and develop sources of funds. The outcome of these matters cannot be predicted at this time. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and continue profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The annual financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States of America applicable to annual financial information and with the instructions to Form 10-K and regulation of the Securities and Exchange Commission (“SEC”). The annual financial information has been prepared on a basis consistent with prior periods and years and includes all disclosures that are necessary and required by applicable laws and regulations.

The accompanying financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (the U.S. GAAP) and are presented in U.S. dollars. These annual financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in trust, and all highly liquid debt instruments with original maturities of three months or less. The Company had $3,968 and $2,000 in cash and cash equivalents at July 31, 2019 and 2018, respectively.

Fair Value Measurements

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. See Note 6 for information related to income taxes, including the recorded balances of its valuation allowance related to deferred tax assets.

Basic and Diluted Earnings (Loss) Per Share

Basic earning (loss) per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2019 and 2018.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

NOTE 4 – DUE TO RELATED PARTIES

During the year ended July 31, 2018, a shareholder of the Company advanced $17,030 for working capital purpose. This amount was forgiven and recorded to additional paid in capital, as part of the change of control (See Note 1).

During the years ended July 31, 2019 and 2018, a shareholder of the Company advanced $93,507 and $92,198 for working capital purpose, respectively.

As of July 31, 2019 and July 31, 2018, the Company owed $185,705 and $92,198, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 5 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of July 31, 2019 and July 31, 2018.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

There were no issuances of common stock during the years ended July 31, 2019 and 2018.

As of July 31, 2019 and 2018, there were 5,054,985 shares of common stock issued and outstanding.

NOTE 6 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, and state and local jurisdictions.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 34% to 21% effective January 1, 2018. The 21% Federal Tax Rate has applied to earnings reported for the full 2019 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of July 31, 2019, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at July 31, 2019 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 13% for the year ended July 31, 2019. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The income tax provision (benefit) for the years ended July 31, 2019 and 2018 consists of the following:

	For the Years Ended
	July 31,
	2019	2018

Loss before income tax	$(88,023)	$(96,747)
Tax rate	21%	21%

Income tax expense (benefit) at statutory rate	$(18,485)	$(20,317)
Change in valuation allowance	18,485	20,317
Income tax expense (benefit)	$–	$–

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of July 31,
	2019	2018

Net operating losses (NOLs) carryforward	$463,828	$708,455
Effect of change in statutory rate	–	(263,112)
Valuation allowance	(463,828)	(445,343)
Net deferred tax asset	$–	$–

The reconciliation of the effective income tax rate to the U.S. federal statutory rate as of July 31, 2019 and 2018:

	As of July 31,
	2019		2018
Federal income tax rate	21%		21%
Increase in valuation allowance	(21%	)	(21%	)
Effective income tax rate	0%		0%

At July 31, 2019 and 2018, the Company had $2,208,705 and $2,120,682, respectively of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2034. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely

The Company assesses the likelihood that deferred tax assets will not be realized. FASB ASC Topic 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2019 and 2018.

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of U.S. NOLs that could be utilized each year based on the “Internal Revenue Code, as Amended.”

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended July 31, 2015.

NOTE 7– COMMITMENTS AND CONTINGENCIES

The Company had no other commitments or contingencies as of July 31, 2019.

From time to time the Company may become a party to litigation matters involving claims against the Company.

Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of July 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2019, due to the existence of the material weaknesses as of July 31, 2019, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•	Because of the company’s limited resources, there are limited controls over information processing.
•	There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.
•	The Company does not have a sitting audit committee financial expert, and thus the Company lacks the board oversight role within the financial reporting process.
•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations. On August 30, 2017, we established an audit committee. Currently, Jerry Ooi, our sole independent directors, serves on such committee.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Effective August 31, 2019, Yeow Yuen Kai resigned from his position on our Board of Directors. His resignation was not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

Name	Age	Position
Chuah Su Chen	40	Director, Chief Financial Officer and Secretary
Chuah Su Mei	36	Director, Chief Executive Officer and President
Jerry Ooi	37	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chuah Su Mei, age 36, has served as our Chief Executive Officer, President and Director since August 15, 2017. Ms. Chuah has served as the Finance Director of Ezytronic Sdn. Bhd. since December 2007. Ms. Chuah served as the Shipping Coordinator for Eurotrans Charter Sdn. Bhd. from October 2005 to April 2007. Ms. Chuah brings to the Board of Directors her accounting and financial experience. Ms. Chuah received her Bachelor in Business Finance (Honors) from the University of Hertfordshire via Inti College Subang Jaya in 2005 and her Diploma in Business Finance from Inti College Subang Jaya in 2004.

Chuah Su Chen, age 40, has served as our Chief Financial Officer, Secretary and Director since August 15, 2017. Ms. Chuah has 11 years of experience in end-to-end payment cards processes and systems. Ms. Chuah has served as the Chief Operations Officer of World Cloud Ventures Sdn. Bhd. from May 2016 to March 2019. From April 2008 to April 2016, she served as the Process Implementation Coordinator of a MNC company, a company that wholesales and distributes petroleum and provides a range of technical, human resources, financial and business support services, where she has held various positions covering credit processing, customer service, quality assurance, operations, global process and organizational design. Ms. Chuah received her Bachelor of Business in Finance and Banking from Charles Stuart University in 2010 and her Diploma in Business Studies from Help Institute Sdn. Bhd. in 1998. Ms. Chuah brings to us her broad and deep experience in the payment cards industry.

Jerry Ooi, age 37, has served as our director since August 30, 2017. He is currently the Sales and Marketing Director of Ezytronic Sdn Bhd. and has served in such capacity since November 2009. Mr. Ooi served as the Retail Assistant Manager of Precess Technology Sdn. Bhd. from May 2007 to October 2009. Mr. Ooi graduated with a Diploma in IT Multimedia from Informatics College in Malaysia. Mr. Ooi. brings to the Board of Directors his sales and marketing experience in the online and mobile industry.

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

Board Meetings

Our board of directors as of August 30, 2019, consisted of Chuah Su Chen, Chuah Su Mei, Yeow Yuen Kai, and Jerry Ooi. Mr. Yeow Yuen Kai resigned from the Board effective August 31, 2019. The board held no formal meetings during the year ended July 31, 2019, but took actions once via unanimous written consent. We expect our current board to act by written consent or through board meetings in accordance with the provisions of the Nevada General Corporate Law and our Bylaws.

Nomination Process

As of July 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Corporate Governance & Board Independence

Our Board of Directors consists of three directors. We have adopted a standard of director independence that conforms with the published listing requirements of the NASDAQ Stock Market and currently have one independent director: Jerry Ooi. As of the date hereof, we do not have a policy that a majority of our board be comprised of “independent directors.”

We established an audit committee which is comprised of our one independent director: Jerry Ooi. We believe that members of our audit committee are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

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

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board/Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2019.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chuah Su Mei (1)	2019	–	–	–	–	–	–	–	–
	2018	–	–	–	–	–	–	–	–

(1)	Ms. Chuah was appointed our Chief Executive Officer, President and Director on August 15, 2017.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended July 31, 2019.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended July 31, 2019.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2019, there were no options exercised by our named officer.

Compensation of Directors

We currently do not compensate our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee, including deliberations concerning compensate of our executive officers.

During the fiscal year ended July 31, 2019, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; or (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant.

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

Chuah Su Mei

Chuah Su Chen

Jerry Ooi

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 23, 2019, by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of September 23, 2019. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of September 23, 2019, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise noted, the business address of each beneficial owner listed is No. 45-2, Jalan USJ 21/10, Subang Jaya 47640, Selangor Darul Ehsan, Malaysia. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of September 23, 2019, we had 5,054,985 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Chuah Su Mei	2,397,847	47.44%
Chuah Su Chen	2,000,000	39.56%

All executive officers and directors as a group (three persons)	4,397,847	87%

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the years ended July 31, 2019, and 2018, a shareholder of the Company advanced $93,507 and $92,198 to the Company for working capital purpose, respectively.

As of July 31, 2019 and 2018, the Company owed $185,705 and $92,198, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

During the year ended July 31, 2018, a shareholder of the Company advanced $17,030 to the Company for working capital purpose. This amount was forgiven and recorded to additional paid-in capital, as part of the change of control. The change in control transaction is fully described in Note 1 to our financial statements.

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended July 31, 2019 and July 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2019	Year Ended July 31, 2018

Audit Fees (1)	$12,500	$17,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$1,000	$1,000
All Other Fees (4)	$0	$0
Total	$13,500	$18,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
3.2	Articles of Amendment (incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on June 11, 2015).
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
4.1	Form of common stock certificate (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
4.2	Description of Securities*
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed on November 13, 2013)
14.2	Insider Trading Policy (incorporated by reference to Exhibit 14.2 of our Annual Report on Form 10-K filed on November 13, 2015)
14.3	Disclosure Policy (incorporated by reference to Exhibit 14.3 of our Annual Report on Form 10-K filed on November 13, 2015)
24	Power of Attorney*
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Pre-Approval Procedures (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on August 30, 2017)
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TIANCI INTERNATIONAL, INC.
(Registrant)

Dated: October 10, 2019	/s/ Chuah Su Mei
Chua Su Mei
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 10, 2019	/s/ Chuah Su Mei
Chuah Su Mei
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: October 10, 2019	/s/ Chuah Su Chen
Chuah Su Chen
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)

Dated: October 10, 2019	/s/ Jerry Ooi
Jerry Ooi
Director

Representing all of the members of the Board of Directors.

* By	/s/ Chuah Su Chen
Chuah Su Chen
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

