Form 10-Q
period 2019-10-31
Tianci International, Inc.
filed 2019-12-16
CIK 1557798

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   To

Commission File Number 333-184061

TIANCI INERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-5540446
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 45-2, Jalan USJ 21/10 Subang Jaya Selangor Darul Ehsan, Malaysia	47640
(Address of principal executive offices)	(Zip Code)

+6012 697 1115
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
		[X]	YES	[ ]	NO
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
		[X]	YES	[ ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[ ]	Accelerated filer			[ ]
Non-accelerated filer	[X]	Smaller reporting company			[X]
		Emerging growth company			[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
		[ ]	YES	[ ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

		[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
5,054,985 shares of common stock issued and outstanding as of December 12, 2019.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TIANCI INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	October 31,	July 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,968	$3,968
Prepaid expenses	9,000	12,030
Total Current Assets	12,968	15,998

TOTAL ASSETS	$12,968	$15,998

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$14,180	$7,171
Due to related parties	198,373	185,705
Total Current Liabilities	212,553	192,876

Total Liabilities	212,553	192,876

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,054,985 shares issued and outstanding	505	505
Additional paid-in capital	1,127,046	1,127,046
Accumulated deficit	(1,327,136)	(1,304,429)
Total Stockholders' Deficit	(199,585)	(176,878)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,968	$15,998

The accompanying notes are an integral part of these unaudited condensed financial statements

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	October 31,
	2019	2018

Revenues	$–	$–

Operating Expenses
Office and miscellaneous	82	73
Professional fees	22,625	22,743
Total Operating Expenses	22,707	22,816

Loss from Operations	(22,707)	(22,816)

Loss before Income Taxes	(22,707)	(22,816)
Provision for income taxes	–	–
Net Loss	$(22,707)	$(22,816)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	5,054,985	5,054,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended October 31, 2019

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance - July 31, 2019	5,054,985	$505	$1,127,046	$(1,304,429)	$(176,878)
Net loss for the period	–	–	–	(22,707)	(22,707)
Balance - October 31, 2019	5,054,985	$505	$1,127,046	$(1,327,136)	$(199,585)

For the Three Months Ended October 31, 2018

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance - July 31, 2018	5,054,985	$505	$1,127,046	$(1,216,406)	$(88,855)
Net loss for the period	–	–	–	(22,816)	(22,816)
Balance - October 31, 2018	5,054,985	$505	$1,127,046	$(1,239,222)	$(111,671)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	October 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,707)	$(22,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	3,030	625
Increase in accounts payable	7,009	6,943
Net cash used in operating activities	(12,668)	(15,248)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	12,668	17,216
Net cash provided by financing activities	12,668	17,216

Net change in cash and cash equivalents	–	1,968

Cash and cash equivalents - beginning of period	3,968	2,000
Cash and cash equivalents - end of period	$3,968	$3,968

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

NOTE 2 – GOING CONCERN

At October 31, 2019, the Company had $3,968 in cash held in trust. The Company had incurred a net loss of $22,707 for the three months ended October 31, 2019.

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

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and continue profitable operations. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2019 filed on October 10, 2019.

The unaudited condensed financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP) and are presented in U.S. dollars. These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Results of the three months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the year ended July 31, 2020 and any other future periods.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in trust, and all highly liquid debt instruments with original maturities of three months or less. The Company had $3,968 in cash and cash equivalents as of both October 31, 2019 and July 31, 2019.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earning (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2019 and July 31, 2019.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's unaudited condensed financial statements.

NOTE 4 – DUE TO RELATED PARTIES

During the three months ended October 31, 2019 and 2018, a shareholder of the Company advanced $12,668 and $17,216 for working capital purpose, respectively.

As of October 31, 2019 and July 31, 2019, the Company owed $198,373 and $185,705, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of October 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our unaudited condensed financial statements are stated in United States Dollars and are prepared in accordance with Generally Accepted Accounting Principles of the United States of America (the U.S. GAAP).

Overview

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

We were incorporated in the State of Nevada on June 13, 2012. Our current business office is located at No. 45-2, Jalan USJ 21/10, Subang Jaya 47640, Selangor Darul Ehsan, Malaysia. Our telephone number is +6012 697 1115. We do not have a corporate website.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of October 31, 2019, the Company had working capital deficit of $199,585 and has incurred losses since its inception resulting in an accumulated deficit of $1,327,136. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

The following tables provide selected financial data about our company as of October 31, 2019, and July 31, 2019 and for the three months ended October 31, 2019 and 2018.

Balance Sheet Data

	October 31,	July 31,
	2019	2019	Change	%

Cash	$3,968	$3,968	$–	0%
Total assets	$12,968	$15,998	$(3,030)	(19%	)
Total liabilities	$212,553	$192,876	$19,677	10%
Stockholders' deficit	$(199,585)	$(176,878)	$(22,707)	13%

Summary Income Statement Data

	Three Months Ended
	October 31,
	2019	2018	Change	%
Net Revenue	$–	$–	$–	–
Total Operating Expenses	22,707	22,816	109	1%
Loss From Operations	(22,707)	(22,816)	109	(1%	)
Net Loss	$(22,707)	$(22,816)	$109	(1%	)

Revenue. During the three months ended October 31, 2019, and 2018, we did not generate any revenues.

Operating Expenses. Operating expenses were $22,707 and $22,816 for the three months ended October 31, 2019 and 2018, respectively. Operating expenses mainly consisted of professional fees and office and miscellaneous expenses. The decrease in operating expenses resulted primarily from the decrease in professional fees. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operations. For the three months ended October 31, 2019, and 2018, we incurred a loss from operations of $22,707 and $22,816, respectively. The decrease in loss from operations was attributable to the decrease in our professional fees and general and administrative expenses.

Net Loss. For the three months ended October 31, 2019, and 2018, we incurred a net loss of $22,707 and $22,816, respectively. The decrease in net loss was primarily attributable to the decrease in our general and administrative expenses from operations.

Liquidity and Capital Resources

Working Capital

	October 31,	July 31,
	2019	2019	Change	%
Current Assets	$12,968	$15,998	$(3,030)	(19%	)
Current Liabilities	212,553	192,876	19,677	10%
Working Capital Deficit	$(199,585)	$(176,878)	$(22,707)	13%

As of October 31, 2019, we had working capital deficit of $199,585 as compared to working capital deficit of $176,878 as of July 31, 2019. The increase in working capital deficit was mainly due to an increase in amounts due to related parties.

Cash Flows

	Three Months Ended
	October 31,
	2019	2018
Cash used in operating activities	$(12,668)	$(15,248)
Cash provided by investing activities	$–	$–
Cash provided by financing activities	$12,668	$17,216

Cash Flows from Operating Activities

During the three months ended October 31, 2019, net cash used in operating activities was $12,668, compared to $15,248 for the three months ended October 31, 2018. The decrease in net cash used in operating activities was mainly due to the decrease in prepaid expense.

Cash Flows from Investing Activities

During the three months ended October 31, 2019, we had no cash flow from investing activities.

Cash Flows from Financing Activities

During the three months ended October 31, 2019, net cash provided by financing activities was $12,668, compared to $17,216 for the three months ended October 31, 2018. The decrease in net cash provided by financing activities was mainly due to the decrease in proceeds from related parties.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

•	Because of the company’s limited resources, there are limited controls over information processing.

•	There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of two persons, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•	The Company does not have a sitting audit committee financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Bylaws (1)
4.1	Form of common stock certificate (1)
4.2	Description of Securities (3)
14.1	Code of Ethics (4)
14.2	Insider Trading Policy (5)
14.3	Disclosure Policy (5)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Pre-Approval Procedures (6)
101*	Interactive Data File
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

______

* Filed herewith.

(1) Incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012.

(2) Incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on June 11, 2015.

(3) Incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K filed on October 10, 2019.

(4) Incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed on November 13, 2013.

(5) Incorporated by reference to Exhibit 14.2 of our Annual Report on Form 10-K filed on November 13, 2015.

(6) Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on August 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.
(Registrant)
Dated: December 16, 2019	/s/ Chuah Su Mei
Chuah Su Mei
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: December 16, 2019	/s/ Chuah Su Chen
Chuah Su Chen
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

