Form 10-Q
period 2020-01-31
Tianci International, Inc.
filed 2020-03-05
CIK 1557798

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
		[X]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,054,985 shares of common stock issued and outstanding as of March 2, 2020.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TIANCI INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	January 31,	July 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$3,968	$3,968
Prepaid expenses	6,000	12,030
Total Current Assets	9,968	15,998

TOTAL ASSETS	$9,968	$15,998

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$3,449	$7,171
Due to related parties	220,652	185,705
Total Current Liabilities	224,101	192,876

Total Liabilities	224,101	192,876

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,054,985 shares issued and outstanding	505	505
Additional paid-in capital	1,127,046	1,127,046
Accumulated deficit	(1,341,684)	(1,304,429)
Total Stockholders' Deficit	(214,133)	(176,878)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,968	$15,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019

Revenues	$–	$–	$–	$–

Operating Expenses
Office and miscellaneous	164	123	246	196
Professional fees	14,384	37,152	37,009	59,895
Total Operating Expenses	14,548	37,275	37,255	60,091

Loss from Operations	(14,548)	(37,275)	(37,255)	(60,091)

Loss before Income Taxes	(14,548)	(37,275)	(37,255)	(60,091)
Provision for income taxes	–	–	–	–
Net Loss	$(14,548)	$(37,275)	$(37,255)	$(60,091)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	5,054,985	5,054,985	5,054,985	5,054,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Six Months Ended January 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit
Balance - July 31, 2019	5,054,985	$505	$1,127,046	$(1,304,429)	$(176,878)
Net loss for the period	–	–	–	(22,707)	(22,707)
Balance - October 31, 2019	5,054,985	505	1,127,046	(1,327,136)	(199,585)
Net loss for the period	–	–	–	(14,548)	(14,548)
Balance - January 31, 2020	5,054,985	$505	$1,127,046	$(1,341,684)	$(214,133)

For the Six Months Ended January 31, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit
Balance - July 31, 2018	5,054,985	$505	$1,127,046	$(1,216,406)	$(88,855)
Net loss for the period	–	–	–	(22,816)	(22,816)
Balance - October 31, 2018	5,054,985	505	1,127,046	(1,239,222)	(111,671)
Net loss for the period	–	–	–	(37,275)	(37,275)
Balance - January 31, 2019	5,054,985	$505	$1,127,046	$(1,276,497)	$(148,946)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	January 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,255)	$(60,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	6,030	1,750
Decrease in accounts payable	(3,722)	(2,030)
Net cash used in operating activities	(34,947)	(60,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	34,947	62,339
Net cash provided by financing activities	34,947	62,339

Net change in cash and cash equivalents	–	1,968
Cash and cash equivalents - beginning of period	3,968	2,000
Cash and cash equivalents - end of period	$3,968	$3,968

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN

At January 31, 2020, the Company had $3,968 in cash held in trust. The Company had incurred a net loss of $37,255 for the six months ended January 31, 2020.

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

Results of the six months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the year ended July 31, 2020 and any other future periods.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in trust, and all highly liquid debt instruments with original maturities of three months or less. The Company had $3,968 in cash and cash equivalents as of January 31, 2020 and July 31, 2019.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earning (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2020 and July 31, 2019.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's unaudited condensed financial statements.

NOTE 4 – DUE TO RELATED PARTIES

During the six months ended January 31, 2020 and 2019, a shareholder of the Company advanced $34,947 and $62,339 for working capital purpose, respectively.

As of January 31, 2020, and July 31, 2019, the Company owed $220,652 and $185,705, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of January 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of January 31, 2020, the Company had a working capital deficit of $214,133 and has incurred losses since its inception resulting in an accumulated deficit of $1,341,684. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

The following table provides selected financial data about our company as of January 31, 2020 and July 31, 2019 and for the six months ended January 31, 2020 and 2019.

Balance Sheet Data

	January 31,	July 31,
	2020	2019	Change

Cash	$3,968	$3,968	$–
Total assets	$9,968	$15,998	$(6,030)
Total liabilities	$224,101	$192,876	$31,225
Stockholders' deficit	$(214,133)	$(176,878)	$(37,255)

Summary Income Statement Data

Three Months Ended January 31, 2020, Compared to Three Months Ended January 31, 2019

	Three Months Ended
	January 31,
	2020	2019	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	14,548	37,275	(22,727)
Loss from Operations	(14,548)	(37,275)	22,727
Net Loss	$(14,548)	$(37,275)	$22,727

Revenue. During the three months ended January 31, 2020, and 2019, we did not generate any revenues.

Operating Expenses. Operating expenses were $14,548 and $37,275 for the three months ended January 31, 2020 and 2019, respectively. Operating expenses mainly consisted of professional fees and office and miscellaneous expenses. The decrease in operating expenses resulted primarily from the decrease in professional fees. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operations. For the three months ended January 31, 2020, and 2019, we incurred a loss from operations of $14,548 and $37,275, respectively. The decrease in loss from operations was attributable to the decrease in our professional fees.

Net Loss. For the three months ended January 31, 2020, and 2019, we incurred a net loss of $14,548 and $37,275, respectively. The decrease in net loss was primarily attributable to the decrease in our professional fees.

Six Months Ended January 31, 2020, Compared to Six Months Ended January 31, 2019

	Six Months Ended
	January 31,
	2020	2019	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	37,255	60,091	(22,836)
Loss from Operations	(37,255)	(60,091)	22,836
Net Loss	$(37,255)	$(60,091)	$22,836

Revenue. During the six months ended January 31, 2020, and 2019, we did not generate any revenues.

Operating Expenses. Operating expenses were $37,255 and $60,091 for the six months ended January 31, 2020 and 2019, respectively. Operating expenses mainly consisted of professional fees and office and miscellaneous expenses. The decrease in operating expenses resulted primarily from the decrease in professional fees. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operations. For the six months ended January 31, 2020, and 2019, we incurred a loss from operations of $37,255 and $60,091, respectively. The decrease in loss from operations was attributable to the decrease in our professional fees.

Net Loss. For the six months ended January 31, 2020, and 2019, we incurred a net loss of $37,255 and $60,091, respectively. The decrease in net loss was primarily attributable to the decrease in our professional fees.

Liquidity and Capital Resources

Working Capital

	January 31,	July 31,
	2020	2019	Change
Current Assets	$9,968	$15,998	$(6,030)
Current Liabilities	224,101	192,876	31,225
Working Capital Deficit	$(214,133)	$(176,878)	$(37,255)

As of January 31, 2020, we had a working capital deficit of $214,133 as compared to working capital deficit of $176,878 as of July 31, 2019. The increase in working capital deficit was mainly due to an increase in amounts due to related parties, for the payment of operating expenses.

Cash Flows

	Six Months Ended
	January 31,
	2020	2019
Cash used in operating activities	$(34,947)	$(60,371)
Cash provided by investing activities	$–	$–
Cash provided by financing activities	$34,947	$62,339
Net change in cash and cash equivalents	$–	$1,968

Cash Flows from Operating Activities

During the six months ended January 31, 2020, net cash used in operating activities was $34,947, compared to $60,371 for the six months ended January 31, 2019. The decrease in net cash used in operating activities was mainly due to the decrease in net loss.

Cash Flows from Investing Activities

During the six months ended January 31, 2020 and 2019, we had no cash flow from investing activities.

Cash Flows from Financing Activities

During the six months ended January 31, 2020, net cash provided by financing activities was $34,947, compared to $62,339 for the six months ended January 31, 2019. The decrease in net cash provided by financing activities was mainly due to the decrease in proceeds from related parties.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Bylaws (1)
4.1	Form of common stock certificate (1)
4.2	Description of Securities (3)
14.1	Code of Ethics (4)
14.2	Insider Trading Policy (5)
14.3	Disclosure Policy (6)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Pre-Approval Procedures (7)
101*	Interactive Data File
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

(2) Incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on June 11, 2015.

(3) Incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K filed on October 10, 2019.

(4) Incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed on November 13, 2013.

(5) Incorporated by reference to Exhibit 14.2 of our Annual Report on Form 10-K filed on November 13, 2015.

(6) Incorporated by reference to Exhibit 14.3 of our Annual Report on Form 10-K filed on November 13, 2015.

(7) Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on August 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.
(Registrant)

Dated: March 4, 2020	/s/ Chuah Su Mei
Chuah Su Mei
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 4, 2020	/s/ Chuah Su Chen
Chuah Su Chen
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

