Form 10-K
period 2020-07-31
Tianci International, Inc.
filed 2020-10-05
CIK 1557798

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $403,224 as of January 31, 2020, based on a price of $1.60, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 28, 2020, the Registrant had 2,450,148 shares of common stock outstanding.

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

As of the date of this Annual Report, we have not entered into any binding agreement with any party regarding acquisition opportunities for us. We hope to continue to engage in discussions with other operating businesses affiliated with our executive officers regarding potential acquisition opportunities. There is no assurance that any nonbinding term sheet will result into a definitive purchase transaction nor can we assure you that we will be able to successfully acquire such company or any company in the near future.

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

2020 Cancellation of Securities

In August 2020, Chuah Su Chen cancelled all shares of common stock held by her and Chuah Su Mei cancelled 604,837 shares of common stock held by her. As a result, Chuah Su Chen does not hold any shares of common stock of the Company and Chuah Su Mei holds 1,793,000 shares. The executive officers elected to cancel their shares to increase the number of shares available for future prospective corporate transactions including financings and acquisitions.

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

	High	Low

Quarter ended July 31, 2020	$0.58	$0.10
Quarter ended April 30, 2020	$1.75	$0.56
Quarter ended January 31, 2020	$1.90	$0.80
Quarter ended October 31, 2019	$2.05	$1.20
Quarter ended July 31, 2019	$3.05	$2.01
Quarter ended April 30, 2019	$3.11	$1.00
Quarter ended January 31, 2019	$1.45	$0.45
Quarter ended October 31, 2018	$0.68	$0.38

On September 28, 2020, the closing bid price of the common stock was $0.56.

Holders

As of September 28, 2020, there were 88 stockholders of record and an aggregate of 2,450,148 shares of our common stock were issued and outstanding. Our common shares are issued in registered form. The transfer agent of our company's common stock is Action Stock Transfer Corporation at 2469 E Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

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

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2020.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of July 31, 2020, the Company had working capital deficiency of $250,726 and has incurred losses since its inception resulting in an accumulated deficit of $1,378,277. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

The following tables provide selected financial data about our company as of and for the years ended July 31, 2020 and 2019.

Balance Sheet Data

	July 31,	July 31,
	2020	2019	Change
Cash	$3,968	$3,968	$–
Total assets	$15,968	$15,998	$(30)
Total liabilities	$266,694	$192,876	$73,818
Stockholders’ deficit	$250,726	$176,878	$73,848

Summary Income Statement Data

	For the Years Ended July 31,
	2020	2019	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	73,848	88,023	(14,175)
Loss from Operations	73,848	88,023	(14,175)
Net Loss	$73,848	$88,023	$(14,175)

Revenue. During the fiscal years ended July 31, 2020 and 2019, we did not generate any revenues.

Operating Expenses. Operating expenses were $73,848 and $88,023 for the years ended July 31, 2020 and 2019, respectively. Operating expenses mainly consisted of professional fees and office and miscellaneous expenses. The decrease in operating expenses resulted primarily from the decrease in office and miscellaneous expenses. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operations. For the years ended July 31, 2020, and 2019, we incurred a loss from operations of $73,848 and $88,023, respectively. The decrease in loss from operations was attributable to the decrease in our office and miscellaneous expenses.

Net Loss. For the years ended July 31, 2020, and 2019, we incurred a net loss of $73,848 and $88,023, respectively. The decrease in net loss was primarily attributable to the decrease in our office and miscellaneous expenses.

Liquidity and Capital Resources

Working Capital

	July 31,	July 31,
	2020	2019	Change
Current Assets	$15,968	$15,998	$(30)
Current Liabilities	266,694	192,876	73,818
Working Capital Deficit	$(250,726)	$(176,878)	$(73,848)

As of July 31, 2020, we had working capital deficit of $250,726 as compared to working capital deficit of $176,878 as of July 31, 2019. The increase in working capital deficit was mainly due to an increase in amounts due to related parties for the payment of operating expenses.

Cash Flows

	For the Years Ended July 31,
	2020	2019
Cash used in operating activities	$(73,230)	$(91,539)
Cash provided by investing activities	$–	$–
Cash provided by financing activities	$73,230	$93,507

Cash Flow from Operating Activities

During the year ended July 31, 2020, net cash used in operating activities was $73,230, compared to $91,539 for the year ended July 31, 2019. The decrease in net cash used in operating activities was mainly due to the decrease in net loss.

Cash Flow from Investing Activities

During the years ended July 31, 2020, and 2019, we had no cash flow from investing activities.

Cash Flow from Financing Activities

During the year ended July 31, 2020, net cash provided by financing activities was $73,230, compared to $93,507 for the year ended July 31, 2019. The decrease in net cash provided by financing activities was mainly due to the decrease in proceeds from related parties.

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

FINANCIAL STATEMENTS

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tianci International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tianci International, Inc. (the “Company”) as of July 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for the years ended July 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended July 31, 2020 and 2019, in conformity with the U.S. generally accepted accounting principles.

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

September 24, 2020

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 ● Fax: +1 909 895 4155 ● info@kccwcpa.com

TIANCI INTERNATIONAL, INC.

BALANCE SHEETS

	July 31,	July 31,
	2020	2019
ASSETS
Current Assets
Cash	$3,968	$3,968
Prepaid expenses	12,000	12,030
Total Current Assets	15,968	15,998

TOTAL ASSETS	$15,968	$15,998

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$7,759	$7,171
Due to related parties	258,935	185,705
Total Current Liabilities	266,694	192,876

Total Liabilities	266,694	192,876

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,751,718 shares and 5,054,985 shares issued and outstanding as of July 31, 2020 and 2019, respectively.	475	505
Additional paid-in capital	1,127,076	1,127,046
Accumulated deficit	(1,378,277)	(1,304,429)
Total Stockholders' Deficit	(250,726)	(176,878)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,968	$15,998

The accompanying notes are an integral part of these financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	July 31,
	2020	2019

Revenues	$–	$–

Operating Expenses
Office and miscellaneous	492	12,401
Professional fees	73,356	75,622
Total Operating Expenses	73,848	88,023

Loss from Operations	(73,848)	(88,023)

Loss before Income Taxes	(73,848)	(88,023)
Provision for income taxes	–	–
Net Loss	$(73,848)	$(88,023)

Basic and diluted loss per common share	$(0.01)	$(0.02)
Basic and diluted weighted average common shares outstanding	5,046,699	5,054,985

The accompanying notes are an integral part of these financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED JULY 31, 2020 AND 2019

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - July 31, 2018	5,054,985	$505	$1,127,046	$(1,216,406)	$(88,855)
Net loss for the year	–	–	–	(88,023)	(88,023)
Balance - July 31, 2019	5,054,985	505	1,127,046	(1,304,429)	(176,878)
Cancellation of common shares	(303,267)	(30)	30	–	–
Net loss for the year	–	–	–	(73,848)	(73,848)
Balance - July 31, 2020	4,751,718	$475	$1,127,076	$(1,378,277)	$(250,726)

The accompanying notes are an integral part of these financial statements

TIANCI INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	July 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,848)	$(88,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	30	(8,030)
Increase in accounts payable	588	4,514
Net cash used in operating activities	(73,230)	(91,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	73,230	93,507
Net cash provided by financing activities	73,230	93,507

Net change in cash	–	1,968
Cash - beginning of period	3,968	2,000
Cash - end of period	$3,968	$3,968

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Cancellation of common shares	$30	$–

The accompanying notes are an integral part of these financial statement

TIANCI INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN MATTERS

As of July 31, 2020, the Company had $3,968 in cash held in trust. The Company had incurred a net loss of $73,848 for the year ended July 31, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in trust, and all highly liquid debt instruments with original maturities of three months or less. The Company had $3,968 in cash and cash equivalents as of July 31, 2020 and 2019.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2020 and 2019.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements.

NOTE 4 – DUE TO RELATED PARTIES

During the years ended July 31, 2020 and 2019, a shareholder of the Company advanced $73,230 and $93,507 for working capital purpose, respectively.

As of July 31, 2020, and July 31, 2019, the Company owed $258,935 and $185,705, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 5 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of July 31, 2020 and 2019.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

On July 22, 2020, the Chief Executive Officer of the Company cancelled 303,267 shares of common stock.

As of July 31, 2020 and 2019, there were 4,751,718 shares and 5,054,985 shares of common stock issued and outstanding, respectively.

NOTE 6 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, and state and local jurisdictions.

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statements of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The income tax benefit for the years ended July 31, 2020 and 2019 consists of the following:

	For the Years Ended
	July 31,
	2020	2019

Loss before income tax	$(73,848)	$(88,023)
Tax rate	21%	21%

Income tax expense (benefit) at statutory rate	$(15,508)	$(18,485)
Change in valuation allowance	15,508	18,485
Income tax expense (benefit)	$–	$–

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of July 31,
	2020	2019

Net operating losses (NOLs) carryforward	$479,336	$463,828
Valuation allowance	(479,336)	(463,828)
Net deferred tax asset	$–	$–

The reconciliation of the effective income tax rate to the U.S. federal statutory rate as of July 31, 2020 and 2019:

	As of July 31,
	2020		2019
Federal income tax rate	21%		21%
Increase in valuation allowance	(21%	)	(21%	)
Effective income tax rate	0%		0%

At July 31, 2020 and 2019, the Company had $2,282,553 and $2,208,705, respectively of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2034. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely.

The Company assesses the likelihood that deferred tax assets will not be realized. FASB ASC Topic 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2020 and 2019.

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of U.S. NOLs that could be utilized each year based on the “Internal Revenue Code, as Amended.”

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended July 31, 2016.

NOTE 7– COMMITMENTS AND CONTINGENCIES

The Company had no other commitments or contingencies as of July 31, 2020.

From time to time the Company may become a party to litigation matters involving claims against the Company.

Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of July 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2020, due to the existence of the material weaknesses as of July 31, 2020, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Chuah Su Chen	41	Director, Chief Financial Officer and Secretary
Chuah Su Mei	37	Director, Chief Executive Officer and President
Jerry Ooi	38	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chuah Su Mei, age 37 has served as our Chief Executive Officer, President and Director since August 15, 2017. Ms. Chuah has served as the Finance Director of Ezytronic Sdn. Bhd. since December 2007. Ms. Chuah served as the Shipping Coordinator for Eurotrans Charter Sdn. Bhd. from October 2005 to April 2007. Ms. Chuah brings to the Board of Directors her accounting and financial experience. Ms. Chuah received her Bachelor in Business Finance (Honors) from the University of Hertfordshire via Inti College Subang Jaya in 2005 and her Diploma in Business Finance from Inti College Subang Jaya in 2004.

Chuah Su Chen, age 41, has served as our Chief Financial Officer, Secretary and Director since August 15, 2017. Ms. Chuah has 11 years of experience in end-to-end payment cards processes and systems. Ms. Chuah has served as the Chief Operations Officer of World Cloud Ventures Sdn. Bhd. from May 2016 to March 2019. From April 2008 to April 2016, she served as the Process Implementation Coordinator of a MNC company, a company that wholesales and distributes petroleum and provides a range of technical, human resources, financial and business support services, where she has held various positions covering credit processing, customer service, quality assurance, operations, global process and organizational design. Ms. Chuah received her Bachelor of Business in Finance and Banking from Charles Stuart University in 2010 and her Diploma in Business Studies from Help Institute Sdn. Bhd. in 1998. Ms. Chuah brings to us her broad and deep experience in the payment cards industry.

Jerry Ooi, age 38, has served as our director since August 30, 2017. He is currently the Sales and Marketing Director of Ezytronic Sdn Bhd. and has served in such capacity since November 2009. Mr. Ooi served as the Retail Assistant Manager of Precess Technology Sdn. Bhd. from May 2007 to October 2009. Mr. Ooi graduated with a Diploma in IT Multimedia from Informatics College in Malaysia. Mr. Ooi. brings to the Board of Directors his sales and marketing experience in the online and mobile industry.

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

Board Meetings

Our board of directors consists of Chuah Su Chen, Chuah Su Mei and Jerry Ooi. Mr. Yeow Yuen Kai resigned from the Board effective August 31, 2019. The board held no formal meetings during the year ended July 31, 2019, but took actions once via unanimous written consent. We expect our current board to act by written consent or through board meetings in accordance with the provisions of the Nevada General Corporate Law and our Bylaws.

Nomination Process

As of July 31, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended July 31, 2020.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended July 31, 2020.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2020, there were no options exercised by our named officer.

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

During the fiscal year ended July 31, 2020, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; or (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant.

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

Chuah Su Mei

Chuah Su Chen

Jerry Ooi

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 28, 2020, by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of September 28, 2020. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of September 28, 2020, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise noted, the business address of each beneficial owner listed is No. 45-2, Jalan USJ 21/10, Subang Jaya 47640, Selangor Darul Ehsan, Malaysia. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of September 28, 2020, we had 2,450,148 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Chuah Su Mei	1,793,000	73.18%

All executive officers and directors as a group (three persons)	1,793,000	73.18%

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the years ended July 31, 2020 and 2019, a shareholder of the Company advanced $73,230 and $93,507 for working capital purpose, respectively.

As of July 31, 2020, and July 31, 2019, the Company owed $258,935 and $185,705, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended July 31, 2020 and July 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2020	Year Ended July 31, 2019

Audit Fees (1)	$10,250	$12,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$1,000	$1,000
All Other Fees (4)	$0	$0
Total	$11,250	$13,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

TIANCI INTERNATIONAL, INC.
(Registrant)

Dated: October 5, 2020	/s/ Chuah Su Mei
Chua Su Mei
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 5, 2020	/s/ Chuah Su Mei
Chuah Su Mei
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: October 5, 2020	/s/ Chuah Su Chen
Chuah Su Chen
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)

Dated: October 5, 2020	/s/ Jerry Ooi
Jerry Ooi
Director

Representing all of the members of the Board of Directors.

* By	/s/ Chuah Su Chen
Chuah Su Chen
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

