Form 10-Q
period 2020-10-31
Tianci International, Inc.
filed 2020-12-09
CIK 1557798

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to __________________

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

  [  ] YES [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,450,148 shares of common stock issued and outstanding as of December 7, 2020.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TIANCI INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	October 31,	July 31,
	2020	2020

ASSETS
Current Assets
Cash	$3,968	$3,968
Prepaid expenses	9,000	12,000
Total Current Assets	12,968	15,968

TOTAL ASSETS	$12,968	$15,968

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$8,482	$7,759
Due to related parties	270,023	258,935
Total Current Liabilities	278,505	266,694

Total Liabilities	278,505	266,694

Commitments and Contingencies

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized;2,450,148 shares and 4,751,718 shares issued and outstanding as of October 31, 2020 and July 31, 2020, respectively.	245	475
Additional paid-in capital	1,127,306	1,127,076
Accumulated deficit	(1,393,088)	(1,378,277)
Total Shareholders' Deficit	(265,537)	(250,726)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$12,968	$15,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	October 31,
	2020	2019

Revenues	$–	$–

Operating Expenses
Office and miscellaneous	123	82
Professional fees	14,688	22,625
Total Operating Expenses	14,811	22,707

Loss from Operations	(14,811)	(22,707)

Loss before Income Taxes	(14,811)	(22,707)
Provision for income taxes	–	–
Net Loss	$(14,811)	$(22,707)

Basic and diluted loss per common share	$(0.01)	$(0.00)
Basic and diluted weighted average common shares outstanding	2,525,199	5,054,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended October 31, 2020

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders' Deficit

Balance - July 31, 2020	4,751,718	$475	$1,127,076	$(1,378,277)	$(250,726)
Cancellation of common shares by related parties	(2,301,570)	(230)	230	–	–
Net loss for the period	–	–	–	(14,811)	(14,811)
Balance - October 31, 2020	2,450,148	$245	$1,127,306	$(1,393,088)	$(265,537)

For the Three Months Ended October 31, 2019

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders' Deficit

Balance - July 31, 2019	5,054,985	$505	$1,127,046	$(1,304,429)	$(176,878)
Net loss for the period	–	–	–	(22,707)	(22,707)
Balance - October 31, 2019	5,054,985	$505	$1,127,046	$(1,327,136)	$(199,585)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,811)	$(22,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	3,000	3,030
Increase in accounts payable and accrued liabilities	723	7,009
Net cash used in operating activities	(11,088)	(12,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	11,088	12,668
Net cash provided by financing activities	11,088	12,668

Net change in cash	–	–
Cash - beginning of period	3,968	3,968
Cash - end of period	$3,968	$3,968

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–
Non-cash financing and investing activities
Cancellation of common shares	$230	$–

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

NOTE 2 – GOING CONCERN

As of October 31, 2020, the Company had $3,968 in cash held in trust. The Company had incurred a net loss of $14,811 for the three months ended October 31, 2020.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2020 filed on October 5, 2020.

The unaudited condensed financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP) and are presented in U.S. dollars. These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Results of the three months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the year ended July 31, 2021 and any other future periods.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in trust, and all highly liquid debt instruments with original maturities of three months or less. The Company had $3,968 in cash and cash equivalents as of October 31, 2020 and July 31, 2020.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earning (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2020 and July 31, 2020.

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

NOTE 4 – DUE TO RELATED PARTIES

During the three months ended October 31, 2020 and 2019, a shareholder of the Company advanced $11,088 and $12,668 for working capital purpose, respectively.

As of October 31, 2020, and July 31, 2020, the Company owed $270,023 and $258,935, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 5 - EQUITY

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

On August 4, 2020, the Chief Executive Officer of the Company cancelled 301,570 shares of common stock and Chief Financial Officer of the Company cancelled 2,000,000 shares of common stock.

As of October 31, 2020, and July 31, 2020, there were 2,450,148 shares and 4,751,718 shares of common stock issued and outstanding, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of October 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of October 31, 2020, the Company had working capital deficit of $265,537 and has incurred losses since its inception resulting in an accumulated deficit of $1,393,088. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

The following table provides selected financial data about our company as of October 31, 2020 and July 31, 2020 and for the three months ended October 31, 2020 and 2019.

Balance Sheet Data

	October 31,	July 31,
	2020	2020	Change

Cash	$3,968	$3,968	$–
Total assets	$12,968	$15,968	$(3,000)
Total liabilities	$278,505	$266,694	$11,811
Stockholders' deficit	$265,537	$250,726	$14,811

Summary Income Statement Data

Three Months Ended October 31, 2020, Compared to Three Months Ended October 31, 2019

	Three Months Ended
	October 31,
	2020	2019	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	14,811	22,707	(7,896)
Loss from Operations	14,811	22,707	(7,896)
Net Loss	$14,811	$22,707	$(7,896)

Revenue. During the three months ended October 31, 2020, and 2019, we did not generate any revenues.

Operating Expenses. Operating expenses were $14,811 and $22,707 for the three months ended October 31, 2020 and 2019, respectively. Operating expenses mainly consisted of professional fees and office and miscellaneous expenses. The decrease in operating expenses resulted primarily from the decrease in professional fees. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operations. For the three months ended October 31, 2020, and 2019, we incurred a loss from operations of $14,811 and $22,707, respectively. The decrease in loss from operations was attributable to the decrease in our professional fees.

Net Loss. For the three months ended October 31, 2020, and 2019, we incurred a net loss of $14,811 and $22,707, respectively. The decrease in net loss was primarily attributable to the decrease in our professional fees.

Liquidity and Capital Resources

Working Capital

	October 31,	July 31,
	2020	2020	Change
Current Assets	$12,968	$15,968	$(3,000)
Current Liabilities	278,505	266,694	11,811
Working Capital Deficit	$(265,537)	$(250,726)	$(14,811)

As of October 31, 2020, we had a working capital deficit of $265,537 as compared to working capital deficit of $250,726 as of July 31, 2020. The increase in working capital deficit was mainly due to an increase in amounts due to related parties for the payment of operating expenses.

Cash Flows

	Three Months Ended
	October 31,
	2020	2019
Cash used in operating activities	$(11,088)	$(12,668)
Cash provided by investing activities	$–	$–
Cash provided by financing activities	$11,088	$12,668

Cash Flows from Operating Activities

During the three months ended October 31 2020, net cash used in operating activities was $11,088, compared to $12,668 for the three months ended October 31, 2019. The decrease in net cash used in operating activities was mainly due to the decrease in net loss.

Cash Flows from Investing Activities

During the three months ended October 31, 2020 and 2019, we had no cash flow from investing activities.

Cash Flows from Financing Activities

During the three months ended October 31, 2020, net cash provided by financing activities was $11,088, compared to $12,668 for the three months ended October 31 2019. The decrease in net cash provided by financing activities was mainly due to the decrease in proceeds from related parties.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

17

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

TIANCI INTERNATIONAL, INC.
(Registrant)
Dated: December 9, 2020	/s/ Chuah Su Mei
Chuah Su Mei
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: December 9, 2020	/s/ Chuah Su Chen
Chuah Su Chen
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

