Form 10-Q
period 2021-01-31
Tianci International, Inc.
filed 2021-03-09
CIK 1557798

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

2,450,148 shares of common stock issued and outstanding as of March 1, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

All references in this Form 10-Q to “Company”, “Tianci”, “we,” “us” or “our” mean Tianci International, Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TIANCI INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	January 31,	July 31,
	2021	2020
ASSETS
Current Assets
Cash	$3,968	$3,968
Prepaid expenses	6,000	12,000
Total Current Assets	9,968	15,968

TOTAL ASSETS	$9,968	$15,968

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$698	$7,759
Due to related parties	298,496	258,935
Total Current Liabilities	299,194	266,694

Total Liabilities	299,194	266,694

Commitments and Contingencies

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized: 2,450,148 shares and 4,751,718 shares issued and outstanding, respectively	245	475
Additional paid-in capital	1,127,306	1,127,076
Accumulated deficit	(1,416,777)	(1,378,277)
Total Shareholders' Deficit	(289,226)	(250,726)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9,968	$15,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

Revenues	$–	$–	$–	$–

Operating Expenses
General administrative expenses	238	164	361	246
Professional fees	12,070	14,384	26,758	37,009
Total Operating Expenses	12,308	14,548	27,119	37,255

Loss from Operations	(12,308)	(14,548)	(27,119)	(37,255)

Other Income (Expense)
Other expense	(11,381)	–	(11,381)	–
Total Other Income (Expense)	(11,381)	–	(11,381)	–

Loss before Income Taxes	(23,689)	(14,548)	(38,500)	(37,255)
Provision for income taxes	–	–	–	–
Net Loss	$(23,689)	$(14,548)	$(38,500)	$(37,255)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Basic and diluted weighted average common shares outstanding	2,450,148	5,054,985	2,487,674	5,054,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Six Months Ended January 31, 2021

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders' Deficit

Balance - July 31, 2020	4,751,718	$475	$1,127,076	$(1,378,277)	$(250,726)
Cancellation of common shares by related parties	(2,301,570)	(230)	230	–	–
Net loss for the period	–	–	–	(14,811)	(14,811)
Balance - October 31, 2020	2,450,148	245	1,127,306	(1,393,088)	(265,537)
Net loss for the period	–	–	–	(23,689)	(23,689)
Balance - January 31, 2021	2,450,148	$245	$1,127,306	$(1,416,777)	$(289,226)

For the Six Months Ended January 31, 2020

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders' Deficit
Balance - July 31, 2019	5,054,985	$505	$1,127,046	$(1,304,429)	$(176,878)
Net loss for the period	–	–	–	(22,707)	(22,707)
Balance - October 31, 2019	5,054,985	505	1,127,046	(1,327,136)	(199,585)
Net loss for the period	–	–	–	(14,548)	(14,548)
Balance - January 31, 2020	5,054,985	$505	$1,127,046	$(1,341,684)	$(214,133)

The accompanying notes are an integral part of these unaudited condensed financial statements

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	January 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,500)	$(37,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	6,000	6,030
Decrease in accounts payable and accrued liabilities	(7,061)	(3,722)
Net cash used in operating activities	(39,561)	(34,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	39,561	34,947
Net cash provided by financing activities	39,561	34,947

Net change in cash	–	–
Cash - beginning of period	3,968	3,968
Cash - end of period	$3,968	$3,968

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Cancellation of common shares	$230	$–

The accompanying notes are an integral part of these unaudited condensed financial statement

TIANCI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

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

NOTE 2 – GOING CONCERN

As of January 31, 2021, the Company had $3,968 in cash held in trust. The Company had incurred a net loss of $38,500 and used $39,561 in cash for operating activities for the six months ended January 31, 2021.

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

Results of the six months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the year ended July 31, 2021 and any other future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in trust, and all highly liquid debt instruments with original maturities of three months or less. The Company had $3,968 in cash and cash equivalents as of January 31, 2021 and July 31, 2020.

Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including cash and accounts payable, approximate fair value because of their short maturities.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earning (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2021 and July 31, 2020.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

NOTE 4 – DUE TO RELATED PARTIES

During the six months ended January 31, 2021 and 2020, a shareholder of the Company advanced $39,561 and $34,947 for working capital purpose, respectively.

As of January 31, 2021, and July 31, 2020, the Company owed $298,496 and $258,935, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 5 - EQUITY

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

On August 4, 2020, the Chief Executive Officer of the Company cancelled 301,570 shares of common stock and Chief Financial Officer of the Company cancelled 2,000,000 shares of common stock.

As of January 31, 2021, and July 31, 2020, there were 2,450,148 shares and 4,751,718 shares of common stock issued and outstanding, respectively.

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of January 31, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of January 31, 2021, the Company had working capital deficit of $289,226 and has incurred losses since its inception resulting in an accumulated deficit of $1,416,777. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

The following table provides selected financial data about our company as of January 31, 2021 and July 31, 2020 and for the six months ended January 31, 2021 and 2020.

Balance Sheet Data

	January 31,	July 31,
	2021	2020	Change

Cash	$3,968	$3,968	$–
Total assets	$9,968	$15,968	$(6,000)
Total liabilities	$299,194	$266,694	$32,500
Stockholders' equity (deficit)	$(289,226)	$(250,726)	$(38,500)

Summary Income Statement Data

Three Months Ended January 31, 2021, Compared to Three Months Ended January 31, 2020

	Three Months Ended
	January 31,
	2021	2020	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	12,308	14,548	(2,240)
Loss From Operations	(12,308)	(14,548)	2,240
Other Expenses	11,381	–	11,381
Net Loss	$(23,689)	$(14,548)	$(9,141)

Revenue. During the three months ended January 31, 2021, and 2020, we did not generate any revenues.

Operating Expenses. Operating expenses were $12,308 and $14,548 for the three months ended January 31, 2021 and 2020, respectively. Operating expenses mainly consisted of professional fees and general administrative expenses. The decrease in operating expenses resulted primarily from the decrease in professional fees. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operations. For the three months ended January 31, 2021, and 2020, we incurred a loss from operations of $12,308 and $14,548, respectively. The decrease in loss from operations was attributable to the decrease in our professional fees.

Other expenses. For the three months ended January 31, 2021, and 2020, we incurred other expenses of $11,381 and $0, respectively. Other expenses consisted of an income tax penalty.

Net Loss. For the three months ended January 31, 2021, and 2020, we incurred a net loss of $23,689 and $14,548, respectively. The increase in net loss was primarily attributable to an income tax penalty.

Six Months Ended January 31, 2021, Compared to Six Months Ended January 31, 2020

	Six Months Ended
	January 31,
	2021	2020	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	27,119	37,255	(10,136)
Loss From Operations	(27,119)	(37,255)	10,136
Other Expenses	11,381	–	11,381
Net Loss	$(38,500)	$(37,255)	$(1,245)

Revenue. During the six months ended January 31, 2021, and 2020, we did not generate any revenues.

Operating Expenses. Operating expenses were $27,119 and $37,255 for the six months ended January 31, 2021 and 2020, respectively. Operating expenses mainly consisted of professional fees and general administrative expenses. The decrease in operating expenses resulted primarily from the decrease in professional fees. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operations. For the six months ended January 31, 2021, and 2020, we incurred a loss from operations of $27,119 and $37,255, respectively. The decrease in loss from operations was attributable to the decrease in our professional fees.

Other expenses. For the six months ended January 31, 2021, and 2020, we incurred other expenses of $11,381 and $0, respectively. Other expenses consisted of an income tax penalty.

Net Loss. For the six months ended January 31, 2021, and 2020, we incurred a net loss of $38,500 and $37,255, respectively. The increase in net loss was primarily attributable to decrease in our professional fees offset by an increase with an income tax penalty paid.

Liquidity and Capital Resources

Working Capital

	January 31,	July 31,
	2021	2020	Change
Current Assets	$9,968	$15,968	$(6,000)
Current Liabilities	299,194	266,694	32,500
Working Capital (Deficit)	$(289,226)	$(250,726)	$(38,500)

As of January 31, 2021, we had a working capital deficit of $289,226 as compared to working capital deficit of $250,726 as of July 31, 2020. The increase in working capital deficit was mainly due to an increase in amounts due to related parties, for the payment of operating expenses and income tax penalty.

Cash Flows

	Six Months Ended
	January 31,
	2021	2020
Cash used in operating activities	$(39,561)	$(34,947)
Cash provided by investing activities	$–	$–
Cash provided by financing activities	$39,561	$34,947
Net change in cash and cash equivalents	$–	$–

Cash Flows from Operating Activities

During the six months ended January 31, 2021, net cash used in operating activities was $39,561, compared to $34,947 for the six months ended January 31, 2020. The increase in net cash used in operating activities was mainly due to the decrease in accounts payable and accrued liabilities and an increase in net loss.

Cash Flows from Investing Activities

During the six months ended January 31, 2021 and 2020, we had no cash flow from investing activities.

Cash Flows from Financing Activities

During the six months ended January 31, 2021, net cash provided by financing activities was $39,561, compared to $34,947 for the six months ended January 31, 2020. The increase in net cash provided by financing activities was mainly due to the increase in proceeds from related parties.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation*
3.3	Bylaws (1)
4.1	Form of common stock certificate*
4.2	Description of Securities (2)
14.1	Code of Ethics (3)
14.2	Insider Trading Policy (4)
14.3	Disclosure Policy (4)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Pre-Approval Procedures (5)
101*	Interactive Data File
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

______

* Filed herewith.

(1) Incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012.

(2) Incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K filed on October 10, 2019.

(3) Incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed on November 13, 2013.

(4) Incorporated by reference to Exhibit 14.2 of our Annual Report on Form 10-K filed on November 13, 2015.

(5) Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on August 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.
(Registrant)
Dated: March 9, 2021	/s/ Chuah Su Mei
Chuah Su Mei
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 9, 2021	/s/ Chuah Su Chen
Chuah Su Chen
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

