Form 10-Q
period 2021-04-30
Tianci International, Inc.
filed 2021-06-11
CIK 1557798

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES      ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES       ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☒ YES ☐ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,450,148 shares of common stock issued and outstanding as of June 11, 2021.

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

All references in this Form 10-Q to “Company”, “Tianci”, “we,” “us” or “our” mean Tianci International, Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TIANCI INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	April 30,	July 31,
	2021	2020
ASSETS
Current Assets
Cash	$3,951	$3,968
Prepaid expenses	3,000	12,000
Total Current Assets	6,951	15,968

TOTAL ASSETS	$6,951	$15,968

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,457	$7,759
Due to related parties	308,175	258,935
Total Current Liabilities	310,632	266,694

Total Liabilities	310,632	266,694

Commitments and Contingencies

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized: 2,450,148 shares and 4,751,718 shares issued and outstanding, respectively	245	475
Additional paid-in capital	1,127,306	1,127,076
Accumulated deficit	(1,431,232)	(1,378,277)
Total Shareholders' Deficit	(303,681)	(250,726)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$6,951	$15,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

Revenues	$–	$–	$–	$–

Operating Expenses
General administrative expenses	140	82	501	328
Professional fees	14,315	14,999	41,073	52,008
Total Operating Expenses	14,455	15,081	41,574	52,336

Loss from Operations	(14,455)	(15,081)	(41,574)	(52,336)

OTHER INCOME (EXPENSE)
Other expenses	–	–	(11,381)	–
Total Other Income (Expense)	–	–	(11,381)	–

Loss before Income Taxes	(14,455)	(15,081)	(52,955)	(52,336)
Provision for income taxes	–	–	–	–
Net Loss	$(14,455)	$(15,081)	$(52,955)	$(52,336)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Basic and diluted weighted average common shares outstanding	2,450,148	5,054,985	2,475,440	5,054,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months Ended April 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - July 31, 2020	4,751,718	$475	$1,127,076	$(1,378,277)	$(250,726)
Cancellation of common shares by related parties	(2,301,570)	(230)	230	–	–
Net loss for the period	–	–	–	(14,811)	(14,811)
Balance - October 31, 2020	2,450,148	245	1,127,306	(1,393,088)	(265,537)
Net loss for the period	–	–	–	(23,689)	(23,689)
Balance - January 31, 2021	2,450,148	245	1,127,306	(1,416,777)	(289,226)
Net loss for the period	–	–	–	(14,455)	(14,455)
Balance - April 30, 2021	2,450,148	$245	$1,127,306	$(1,431,232)	$(303,681)

For the Nine Months Ended April 30, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - July 31, 2019	5,054,985	$505	$1,127,046	$(1,304,429)	$(176,878)
Net loss for the period	–	–	–	(22,707)	(22,707)
Balance - October 31, 2019	5,054,985	505	1,127,046	(1,327,136)	(199,585)
Net loss for the period	–	–	–	(14,548)	(14,548)
Balance - January 31, 2020	5,054,985	505	1,127,046	(1,341,684)	(214,133)
Net loss for the period	–	–	–	(15,081)	(15,081)
Balance - April 30, 2020	5,054,985	$505	$1,127,046	$(1,356,765)	$(229,214)

The accompanying notes are an integral part of these unaudited condensed financial statements

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	April 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,955)	$(52,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	9,000	9,030
Accounts payable and accrued liabilities	(5,302)	(3,463)
Net cash used in operating activities	(49,257)	(46,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	49,240	46,769
Net cash provided by financing activities	49,240	46,769

Net change in cash	(17)	–
Cash - beginning of period	3,968	3,968
Cash - end of period	$3,951	$3,968

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Cancellation of common shares	$230	$–

The accompanying notes are an integral part of these unaudited condensed financial statement

TIANCI INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Tianci International, Inc. (the “Company”, “Tianci”) was incorporated under the laws of the State of Nevada, as Freedom Petroleum, Inc. on June 13, 2012. In May 2015, the Company changed its name to Steampunk Wizards, Inc. and on November 9, 2016, the Company changed its name to Tianci International, Inc. As of the date of this report, the Company is a holding company and has not carried out substantive business operations of its own. The Company’s fiscal year end is July 31.

NOTE 2 – GOING CONCERN MATTERS

As of April 30, 2021, the Company had $3,951 in cash held in trust. The Company had incurred a net loss of $52,955 and used $49,257 in cash for operating activities for the nine months ended April 30, 2021.

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

Results of the nine months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the year ended July 31, 2021 and any other future periods.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in trust, and all highly liquid debt instruments with original maturities of three months or less. The Company had $3,951 and $3,968 in cash and cash equivalents as of April 30, 2021 and July 31, 2020, respectively.

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

NOTE 4 – DUE TO RELATED PARTIES

During the nine months ended April 30, 2021 and 2020, a shareholder of the Company advanced $49,240 and $46,769 for working capital purpose, respectively.

As of April 30, 2021, and July 31, 2020, the Company owed $308,175 and $258,935, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 5 - EQUITY

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

On August 4, 2020, the Chief Executive Officer of the Company cancelled 301,570 shares of common stock and Chief Financial Officer of the Company cancelled 2,000,000 shares of common stock.

As of April 30, 2021, and July 31, 2020, there were 2,450,148 shares and 4,751,718 shares of common stock issued and outstanding, respectively.

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of April 30, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee we will be successful in implementing our business plan. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the launching of our games and market or wider economic downturns. We do not believe we have sufficient funds to operate our business for the next 12 months.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of April 30, 2021, the Company had working capital deficit of $303,681 and has incurred losses since its inception resulting in an accumulated deficit of $1,431,232. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

The following table provides selected financial data about our company as of April 30, 2021 and July 31, 2020 and for the nine months ended April 30, 2021 and 2020.

Balance Sheet Data

	April 30,	July 31,
	2021	2020	Change

Cash	$3,951	$3,968	$(17)
Total assets	$6,951	$15,968	$(9,017)
Total liabilities	$310,632	$266,694	$43,938
Stockholders' deficit	$303,681	$250,726	$52,955

Summary Income Statement Data

Three Months Ended April 30, 2021, Compared to Three Months Ended April 30, 2020

	Three Months Ended
	April 30,
	2021	2020	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	14,455	15,081	(626)
Loss from Operations	14,455	15,081	(626)
Net Loss	$14,455	$15,081	$(626)

Revenue. During the three months ended April 30, 2021, and 2020, we did not generate any revenues.

Operating Expenses. Operating expenses were $14,455 and $15,081 for the three months ended April 30, 2021 and 2020, respectively. Operating expenses mainly consisted of professional fees and office and miscellaneous expenses. The decrease in operating expenses resulted primarily from the decrease in professional fees. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operations. For the three months ended April 30, 2021, and 2020, we incurred a loss from operations of $14,455 and $15,081, respectively. The decrease in loss from operations was attributable to the decrease in our professional fees.

Net Loss. For the three months ended April 30, 2021, and 2020, we incurred a net loss of $14,455 and $15,081, respectively. The decrease in net loss was primarily attributable to the decrease in our professional fees.

Nine Months Ended April 30, 2021, Compared to Nine Months Ended April 30, 2020

	Nine Months Ended
	April 30,
	2021	2020	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	41,574	52,336	(10,762)
Loss from Operations	41,574	52,336	(10,762)
Other Expenses	(11,381)	–	11,381
Net Loss	$52,955	$52,336	$619

Revenue. During the nine months ended April 30, 2021, and 2020, we did not generate any revenues.

Operating Expenses. Operating expenses were $41,574 and $52,336 for the nine months ended April 30, 2021 and 2020, respectively. Operating expenses mainly consisted of professional fees and office and miscellaneous expenses. The decrease in operating expenses resulted primarily from the decrease in professional fees. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operations. For the nine months ended April 30, 2021, and 2020, we incurred a loss from operations of $41,574 and $52,336, respectively. The decrease in loss from operations was attributable to the decrease in our professional fees.

Net Loss. For the nine months ended April 30, 2021, and 2020, we incurred a net loss of $52,955 and $52,336, respectively. The increase in net loss was primarily attributable to the increase in other expenses of $11,381, which was an income tax penalty.

Liquidity and Capital Resources

Working Capital

	April 30,	July 31,
	2021	2020	Change
Current Assets	$6,951	$15,968	$(9,017)
Current Liabilities	310,632	266,694	43,938
Working Capital (Deficit)	$(303,681)	$(250,726)	$(52,955)

As of April 30, 2021, we had a working capital deficit of $303,681 as compared to working capital deficit of $250,726 as of July 31, 2020. The increase in working capital deficit was mainly due to an increase in amounts due to related parties, for the payment of operating expenses.

Cash Flows

	Nine Months Ended
	April 30,
	2021	2020
Cash used in operating activities	$(49,257)	$(46,769)
Cash provided by investing activities	$–	$–
Cash provided by financing activities	$49,240	$46,769

Cash Flows from Operating Activities

During the nine months ended April 30, 2021, net cash used in operating activities was $49,257, compared to $46,769 for the nine months ended April 30, 2020. The increase in net cash used in operating activities was mainly due to the increase in net loss and increase in accounts payables and accrued liabilities.

Cash Flows from Investing Activities

During the nine months ended April 30, 2021 and 2020, we had no cash flow from investing activities.

Cash Flows from Financing Activities

During the nine months ended April 30, 2021, net cash provided by financing activities was $49,240, compared to $46,769 for the nine months ended April 30, 2020. The increase in net cash provided by financing activities was mainly due to the increase in proceeds from related parties.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TIANCI INTERNATIONAL, INC.
(Registrant)
Dated: June 11, 2021	/s/ Chuah Su Mei
Chuah Su Mei
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: June 11, 2021	/s/ Chuah Su Chen
Chuah Su Chen
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)