Form 10-K
period 2021-07-31
Tianci International, Inc.
filed 2021-10-25
CIK 1557798

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 333-184061

TIANCI INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	45-5540446
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

No. A1111, Huafeng Financial Port, 1003, Xin’an Sixth Road, Bao’an District, Shenzhen, Guangdong Province
P.R.C
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code +86-13926561348

No. 45-2, Jalan USJ 21/10

Subang Jaya 47640

Selangor Darul Ehsan, Malaysia
(Former name or former address, if changes since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $441,026.25 as of January 31, 2021, based on a price of $1.75, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 18, 2021, the Registrant had 2,450,148 shares of common stock outstanding.

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

ii

PART I

Item 1. Business

Corporate Overview

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We were incorporated in the State of Nevada on June 13, 2012. Our current business office is located at No. A1111, Huafeng Financial Port, 1003, Xin’an Sixth Road, Bao’an District, Shenzhen, Guangdong Province, P.R.C. Our telephone number is +86-13926561348.

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

Effective August 6, 2021, Tianci International, Inc., a Nevada corporation (“we,” “us,” or the “Company”), Chuah Su Mei, our former Chief Executive Officer, President and Director, and Silver Glory Group Limited, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Chuah Su Mei agreed to sell to Silver Glory Group Limited all 1,793,000 shares of common stock of the Company held by her (the “Shares”) for cash consideration of Five Hundred Twenty Five Thousand Dollars ($525,000) (the “Transaction”). The Shares represent approximately 73.18% of the issued and outstanding common stock of the Company and are being sold in reliance upon an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The sale of the Shares consummated on August 26, 2021, and was purchased by Silver Glory Group Limited using its working capital. As a result of the Transaction, Silver Glory Group Limited holds a controlling interest in the Company and may unilaterally determine the election of the members of the Board of Directors (the “Board”) and other substantive matters requiring approval of the Company’s stockholders.

Upon the closing of the Transaction, on August 26, 2021, the then current directors and officers of the Company resigned from his or her positions with the Company. The resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Concurrently with such resignation, the following individuals were appointed to serve in the offices set forth next to his name until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal.

Name	Office
Zhigang Pei	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Shufang Gao	Director
David Wei Fang	Director
Jack Fan Liu	Director
Yee ManYung	Director
Jimmy Weiyu Zhu	Director

None of the directors or executive officers has a direct family relationship with any of the Company’s directors or executive officers. Each officer and director will serve in his positions without compensation. The Company plans to enter into compensatory arrangements with its officers and directors in the future.

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

2021 Securities Sale and Change in Control

Effective August 6, 2021, Tianci International, Inc., a Nevada corporation (“we,” “us,” or the “Company”), Chuah Su Mei, our former Chief Executive Officer, President and Director, and Silver Glory Group Limited, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Chuah Su Mei agreed to sell to Silver Glory Group Limited all 1,793,000 shares of common stock of the Company held by her (the “Shares”) for cash consideration of Five Hundred Twenty Five Thousand Dollars ($525,000) (the “Transaction”). The Shares represent approximately 73.18% of the issued and outstanding common stock of the Company and are being sold in reliance upon an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The sale of the Shares consummated on August 26, 2021, and was purchased by Silver Glory Group Limited using its working capital. As a result of the Transaction, Silver Glory Group Limited holds a controlling interest in the Company and may unilaterally determine the election of the members of the Board of Directors (the “Board”) and other substantive matters requiring approval of the Company’s stockholders.

Upon the closing of the Transaction, on August 26, 2021, the then current directors and officers of the Company resigned from his or her positions with the Company. The resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices. Each of the foregoing former officers and directors also forgave all amounts due to them from the Company in connection with the closing of the Transaction.

Concurrently with such resignation, the following individuals were appointed to serve in the offices set forth next to his name until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal.

Name	Office
Zhigang Pei	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Shufang Gao	Director
David Wei Fang	Director
Jack Fan Liu	Director
Yee ManYung	Director
Jimmy Weiyu Zhu	Director

None of the directors or executive officers has a direct family relationship with any of the Company’s directors or executive officers. Each officer and director will serve in his positions without compensation. The Company plans to enter into compensatory arrangements with its officers and directors in the future.

Employees. As of the date of this Annual Report, we did not have any employees. We expect to hire employees after the acquisition of an operating business.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any property. Our principal offices located at No. A1111, Huafeng Financial Port, 1003, Xin’an Sixth Road, Bao’an District, Shenzhen, Guangdong Province, P.R.C. is being provided to us by our executive officer, Pei Zhigang, free of charge.

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

	High	Low

Quarter ended July 31, 2021	$1.77	$0.41
Quarter ended April 30, 2021	$2.02	$0.50
Quarter ended January 31, 2021	$3.90	$0.70
Quarter ended October 31, 2020	$2.50	$0.15
Quarter ended July 31, 2020	$0.58	$0.10
Quarter ended April 30, 2020	$1.75	$0.56
Quarter ended January 31, 2020	$1.90	$0.80
Quarter ended October 31, 2019	$2.05	$1.20

On October 19, 2021, the closing bid price of the common stock was $1.95.

Holders

As of October 18, 2021, there were 88 stockholders of record and an aggregate of 2,450,148 shares of our common stock were issued and outstanding. Our common shares are issued in registered form. The transfer agent of our company's common stock is Action Stock Transfer Corporation at 2469 E Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

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

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2021.

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

Our audited financial statements are stated in United States Dollars and are prepared in accordance with Generally Accepted Accounting Principles of the United States of America (the U.S. GAAP)

Overview

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We were incorporated in the State of Nevada on June 13, 2012. Our current business office is located at No. A1111, Huafeng Financial Port, 1003, Xin’an Sixth Road, Bao’an District, Shenzhen, Guangdong Province, P.R.C. Our telephone number is +86-13926561348.

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

Upon the consummation of the sale, Ms. Cuilian Cai resigned from her positions as director, Chief Executive Officer and Chief Financial Officer of the Company. Her resignation was not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices. Chuah Su Chen and Chuah Su Mei were appointed to serve in the positions set forth next to their names below:

Name	Position
Chuah Su Chen	Director, Chief Financial Officer and Secretary
Chuah Su Mei	Director, Chief Executive Officer and President

Chuah Su Chen and Chuah Su Mei are sisters.

We are in active discussions with an operating business affiliated with our executive officers regarding potential acquisition. There is no assurance that we will be able to successfully acquire such company or any company in the near future.

Effective August 6, 2021, Tianci International, Inc., a Nevada corporation (“we,” “us,” or the “Company”), Chuah Su Mei, our Chief Executive Officer, President and Director, and Silver Glory Group Limited, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Chuah Su Mei agreed to sell to Silver Glory Group Limited all 1,793,000 shares of common stock of the Company held by her (the “Shares”) for cash consideration of Five Hundred Twenty Five Thousand Dollars ($525,000) (the “Transaction”). The Shares represent approximately 73.18% of the issued and outstanding common stock of the Company and are being sold in reliance upon an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The sale of the Shares consummated on August 26, 2021, and was purchased by Silver Glory Group Limited using its working capital. As a result of the Transaction, Silver Glory Group Limited holds a controlling interest in the Company and may unilaterally determine the election of the members of the Board of Directors (the “Board”) and other substantive matters requiring approval of the Company’s stockholders.

Upon the closing of the Transaction, on August 26, 2021, each of Chuah Su Chen, Chuah Su Mei, and Jerry Ooi, constituting all current directors and officers of the Company, resigned from his or her positions with the Company. The resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices. Each of the foregoing former officers and directors also forgave all amounts due to them from the Company in connection with the closing of the Transaction.

Concurrently with such resignation, the following individuals were appointed to serve in the offices set forth next to his name until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal.

Name	Office
Zhigang Pei	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Shufang Gao	Director
David Wei Fang	Director
Jack Fan Liu	Director
Yee ManYung	Director
Jimmy Weiyu Zhu	Director

None of the directors or executive officers has a direct family relationship with any of the Company’s directors or executive officers. Each officer and director will serve in his positions without compensation. The Company plans to enter into compensatory arrangements with its officers and directors in the future.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of July 31, 2021, the Company had working capital deficiency of $325,110 and has incurred losses since its inception resulting in an accumulated deficit of $1,452,661. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

The following tables provide selected financial data about our company as of and for the years ended July 31, 2021 and 2020.

Balance Sheet Data

	July 31,	July 31,
	2021	2020	Change

Cash	$3,951	$3,968	$(17)
Total assets	$17,951	$15,968	$1,983
Total liabilities	$343,061	$266,694	$76,367
Stockholders' equity (deficit)	$(325,110)	$(250,726)	$(74,384)

Summary Income Statement Data

	Year Ended
	July 31,
	2021	2020	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	63,003	73,848	(10,845)
Loss From Operations	63,003	73,848	(10,845)
Other Expenses	(11,381)	–	11,381
Net Loss	$74,384	$73,848	$536

Revenue. During the fiscal years ended July 31, 2021 and 2020, we did not generate any revenues.

Operating Expenses. Operating expenses were $63,003 and $73,848 for the years ended July 31, 2021 and 2020, respectively. Operating expenses mainly consisted of professional fees and office and miscellaneous expenses. The decrease in operating expenses resulted primarily from the decrease in professional fees offset by an increase in office and miscellaneous expenses. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss from Operations. For the years ended July 31, 2021, and 2020, we incurred a loss from operations of $63,003 and $73,848, respectively. The decrease in loss from operations was attributable to the decrease in professional fees.

Net Loss. For the years ended July 31, 2021, and 2020, we incurred a net loss of $74,384 and $73,848, respectively. The increase in net loss was primarily attributable to the increase in other expenses of $11,381, which was an income tax penalty.

Liquidity and Capital Resources

Working Capital

	July 31,	July 31,
	2021	2020	Change
Current Assets	$17,951	$15,968	$1,983
Current Liabilities	343,061	266,694	76,367
Working Capital (Deficiency)	$(325,110)	$(250,726)	$(74,384)

As of July 31, 2021 we had working capital deficit of $325,110 as compared to working capital deficit of $250,726 as of July 31, 2020. The increase in working capital deficit was mainly due to an increase in amounts due to related parties for the payment of operating expenses.

Cash Flows

	Year Ended
	July 31,
	2021	2020
Cash used in operating activities	$(74,248)	$(73,230)
Cash provided by investing activities	$–	$–
Cash provided by financing activities	$74,231	$73,230
Net change in cash and cash equivalents	$(17)	$–

Cash Flow from Operating Activities

During the year ended July 31, 2021, net cash used in operating activities was $74,248, compared to $73,230 for the year ended July 31, 2020. The increase in net cash used in operating activities was mainly due to the increase in net loss and prepaid expenses.

Cash Flow from Investing Activities

During the years ended July 31, 2021, and 2020, we had no cash flow from investing activities.

Cash Flow from Financing Activities

During the year ended July 31, 2021, net cash provided by financing activities was $74,231, compared to $73,230 for the year ended July 31, 2020. The increase in net cash provided by financing activities was mainly due to the increase in proceeds from related parties.

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

FINANCIAL STATEMENTS

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tianci International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tianci International, Inc. (the “Company”) as of July 31, 2021 and 2020, the related statements of operations, stockholders’ deficit, and cash flows for the years ended July 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended July 31, 2021 and 2020, in conformity with the U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2017.

Diamond Bar, California

October 20, 2021

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 ● Fax: +1 909 895 4155 ● info@kccwcpa.com

TIANCI INTERNATIONAL, INC.

BALANCE SHEETS

	July 31,	July 31,
	2021	2020
ASSETS
Current Assets
Cash	$3,951	$3,968
Prepaid expenses	14,000	12,000
Total Current Assets	17,951	15,968

TOTAL ASSETS	$17,951	$15,968

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,896	$7,759
Due to related parties	333,165	258,935
Total Current Liabilities	343,061	266,694

Total Liabilities	343,061	266,694

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,450,148 shares and 4,751,718 shares issued and outstanding, respectively	245	475
Additional paid-in capital	1,127,306	1,127,076
Accumulated deficit	(1,452,661)	(1,378,277)
Total Stockholders' Deficit	(325,110)	(250,726)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,951	$15,968

The accompanying notes are an integral part of these financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	July 31,
	2021	2020

Revenues	$–	$–

Operating Expenses
General administrative expenses	624	492
Professional fees	62,379	73,356
Total Operating Expenses	63,003	73,848

Loss from Operations	(63,003)	(73,848)

Other Income (Expense)
Other expenses	(11,381)	–
Total Other Income (Expense)	(11,381)	–

Loss before Income Taxes	(74,384)	(73,848)
Provision for income taxes	–	–
Net Loss	$(74,384)	$(73,848)

Basic and diluted loss per common share	$(0.03)	$(0.01)
Basic and diluted weighted average common shares outstanding	2,469,065	5,046,699

The accompanying notes are an integral part of these financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED JULY 31, 2021 AND 2020

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders' Deficit

Balance - July 31, 2019	5,054,985	$505	$1,127,046	$(1,304,429)	$(176,878)
Cancellation of common shares	(303,267)	(30)	30	–	–
Net loss	–	–	–	(73,848)	(73,848)
Balance - July 31, 2020	4,751,718	475	1,127,076	(1,378,277)	(250,726)
Cancellation of common shares	(2,301,570)	(230)	230	–	–
Net loss	–	–	–	(74,384)	(74,384)
Balance - July 31, 2021	2,450,148	$245	$1,127,306	$(1,452,661)	$(325,110)

The accompanying notes are an integral part of these financial statements

TIANCI INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	July 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,384)	$(73,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	30
Accounts payable and accrued liabilities	2,136	588
Net cash used in operating activities	(74,248)	(73,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	74,231	73,230
Net cash provided by financing activities	74,231	73,230

Net change in cash	(17)	–
Cash - beginning of period	3,968	3,968
Cash - end of period	$3,951	$3,968

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Cancellation of common shares	$230	$30

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

NOTE 2 – GOING CONCERN MATTERS

As of July 31, 2021, the Company had $3,951 in cash held in trust. The Company had incurred a net loss of $74,384 for the year ended July 31, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in trust, and all highly liquid debt instruments with original maturities of three months or less. The Company had $3,951 and $3,968 in cash and cash equivalents as of July 31, 2021 and 2020, respectively.

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

Revenue Recognition

The Company has yet to generate revenues from operations. The Company will recognize revenue when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2021 and 2020.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

NOTE 4 – DUE TO RELATED PARTIES

During the years ended July 31, 2021 and 2020, a shareholder of the Company advanced $74,231 and $73,230 for working capital purpose, respectively.

As of July 31, 2021, and July 31, 2020, the Company owed $333,165 and $258,935, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand.

NOTE 5 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of July 31, 2021 and 2020.

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

As of July 31, 2021 and 2020, there were 2,450,148 shares and 4,751,718 shares of common stock issued and outstanding, respectively.

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

The income tax benefit for the years ended July 31, 2021 and 2020 consists of the following:

	For the Years Ended
	July 31,
	2021	2020

Loss before income tax	$(74,384)	$(73,848)
Tax rate	21%	21%

Income tax expense (benefit) at statutory rate	$(15,621)	$(15,508)
Change in valuation allowance	15,621	15,508
Income tax expense (benefit)	$–	$–

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of July 31,
	2021	2020

Net operating losses carryover	$494,957	$479,336
Valuation allowance	(494,957)	(479,336)
Net deferred tax asset	$–	$–

The reconciliation of the effective income tax rate to the U.S. federal statutory rate as of July 31, 2021 and 2020:

	As of July 31,
	2021	2020
Federal income tax rate	21%	21%
Increase in valuation allowance	-21%	-21%
Effective income tax rate	0%	0%

At July 31, 2021 and 2020, the Company had $2,356,937 and $2,282,553, respectively of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2034. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely.

The Company assesses the likelihood that deferred tax assets will not be realized. FASB ASC Topic 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2021 and 2020.

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of U.S. NOLs that could be utilized each year based on the “Internal Revenue Code, as Amended.”

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended July 31, 2017.

NOTE 7– COMMITMENTS AND CONTINGENCIES

The Company had no other commitments or contingencies as of July 31, 2021.

From time to time the Company may become a party to litigation matters involving claims against the Company.

Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8- SUBSEQUENT EVENTS

Effective August 6, 2021, Tianci International, Inc., a Nevada corporation (“we,” “us,” or the “Company”), Chuah Su Mei, our Chief Executive Officer, President and Director, and Silver Glory Group Limited, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Chuah Su Mei agreed to sell to Silver Glory Group Limited all 1,793,000 shares of common stock of the Company held by her (the “Shares”) for cash consideration of Five Hundred Twenty Five Thousand Dollars ($525,000) (the “Transaction”). The Shares represent approximately 73.18% of the issued and outstanding common stock of the Company. The sale of the Shares consummated on August 26, 2021. As a result of the Transaction, Silver Glory Group Limited holds a controlling interest in the Company.

Upon the closing of the Transaction, on August 26, 2021, each of Chuah Su Chen, Chuah Su Mei, and Jerry Ooi, constituting all current directors and officers of the Company, resigned from his or her positions with the Company. Each of the foregoing former officers and directors also forgave all amounts due to them from the Company in connection with the closing of the Transaction.

Concurrently with such resignation, the following individuals were appointed to serve in the offices set forth next to his name.

Name	Office
Zhigang Pei	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Shufang Gao	Director
David Wei Fang	Director
Jack Fan Liu	Director
Yee ManYung	Director
Jimmy Weiyu Zhu	Director

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2021, due to the existence of the material weaknesses as of July 31, 2020, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•	Because of the company’s limited resources, there are limited controls over information processing.
•	There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.
•	The Company does not have a sitting audit committee financial expert, and as a result of the recent change in control, an audit committee, and thus the Company lacks the board oversight role within the financial reporting process.
•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Office
Zhigang Pei	49	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Shufang Gao	52	Director
David Wei Fang	48	Director
Jack Fan Liu	42	Director
Yee ManYung	28	Director
Jimmy Weiyu Zhu	54	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Zhigang Pei, age 49, joined us on August 26, 2021, as our Chief Executive Officer, Chief Financial Officer, Secretary, and a member of the Board. Mr. Pei has served as the Executive Director of Anyang Xinrun Investment Co., Ltd., a PRC company since November 2009. He has also served as the Executive Director and General Manager of Henan Ziwei Real Estate Development Co., Ltd., and Henan Anyang Dahua Commercial and Trading Plaza Development Co., Ltd. since 2015. Mr. Pei graduated from No.2 Middle School Anyang City in1989. Mr. Pei brings to the Board his deep experience in real estate and investment industries.

Shufang Gao, age 52, has worked as CEO of Hong Kong listed groups, president of domestic capital companies, and vice president of A-share listed companies. He is familiar with the A-share capital market and Hong Kong capital market, and has mature experience in the strategy and operation development of listed companies. He joined us on August 26, 2021, as a member of our Board. From October 2020 to August 2021, he served as the Vice President and Director of SiChuan Jinding Group. Prior to that, he was the Vice Chairman of Luoyang Yongning Nonferrous Technology Co., Ltd. from August 2019 to September 2020. From April 2018 to July 2019, Mr. Gao served as the Vice President of Tibet Huayu Mining Co., Ltd., an A-share listed company. He was the Chief Executive Officer of Haotian Development Group Co., Ltd. (Hong Kong Main Board Listed Company 00474) from August 2016 to September 2017. From August 2012 to August 2016, he served as the President of Haihua Group Holdings Co., Ltd., an international container leasing company. Mr. Gao received his Bachelor of Management Degree from Dalian University of Technology in 1999. He received his Masters of Finance and Accounting Degree from the Chinese University of Hong Kong in 2008. Mr. Gao brings to the Board his international experience in the operation and risk control areas of listed companies.

David Wei Fang, age 48, has over ten years of experience in the securities and investment industry. He joined us on August 26, 2021, as a member of our Board. Mr. Fang served as the Partner of Tiger Securities and the CEO of Tiger Securities International in Hong Kong from May 2018 to July 2019. From January 2017 to April 2018, Mr. Fang served as the CEO of Haotian International Securities in Hong Kong. Mr. Fang was the Head of High Net Worth Individual, Corporate Client and ICBC Global Wealth Management Center of ICBC International in Hong Kong from October 2014 to December 2016. Mr. Fang has a Bachelor’s degree in Economics from Anhui University of Finance and Economics in 1994. Mr. Fang obtained his Master of Business Administration Degree from Georgia South University in 2004. Mr. Fang brings to the Board his deep experience in the securities and investment industry.

Jack Fan Liu, age 42, joined us on August 26, 2021, as a member of our Board. Prior to joining us, Mr. Liu was the Vice President of China Regenerative Medicine International Limited from September 2014 to October 2017. From July 2009 to August 2014, Mr. Liu was the Investment Director of Tian Huan Investment Company. He was a financial analyst of Founder Securities (SSE:601901) from May 2007 to June 2009. Mr. Liu received his B.A. in Engineering from Nanjing Tech University in 2001 and his Master of Economics from Concordia University, Canada in 2006. He brings to the Board his experience and knowledge of investments and mergers and acquisitions of companies in Hong Kong and China.

Yung Yee Man, age 28, has more than 5 years of HR manager experience in both Hong Kong and NASDAQ listed company. She also has two years’ experience as an assistant of board members. Ms. Yung joined us on 26 August, 2021, as a member of our Board. Ms. Yung holds a Master’s degree in Corporate Communication from University of Leeds in 2017. Ms. Yung is currently pursuing an MBA Degree in University of South Australia. Ms. Yung brings to the Board her human resources and public company experience.

Jimmy Weiyu Zhu, age 54, joined us on August 26, 2021, as a member of our Board. Mr. Zhu has nearly twenty-five years of experience in the fields of mining, commodity trading, trade financing, logistics and shipping, and covering for companies located in Australia and Hong Kong. Mr. Zhu was the Financial Controller of Hai Xin Petroleum Trading Ltd. ( Hong Kong) from September 2017 to October 2020. Prior to that time, he served as the Financial Controller and Director of Ocean Container Leasing Services Ltd. and Gold Time International Resources Ltd. (Hong Kong) from July 2012 to August 2017. He received his B.A. in Accounting and Finance from Northeast University of Finance and Economics, China in 1991. Mr. Zhu brings to the Board his deep experience in commodities, finance and trading.

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

Our Code of Business Conduct and Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for fiscal year ended July 31, 2013. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Tianci International, Inc., No. A1111, Huafeng Financial Port, 1003, Xin’an Sixth Road, Bao’an District, Shenzhen, Guangdong Province, P.R.C.

Board Meetings

Our board of directors consists of Zhigang Pei, Shufang Gao, David Wei Fang, Jack Fan Liu, Yee Man Yung and Jimmy Weiyu Zhu. The board held no formal meetings during the year ended July 31, 2021, but took actions once via unanimous written consent. We expect our current board to act by written consent or through board meetings in accordance with the provisions of the Nevada General Corporate Law and our Bylaws.

Nomination Process

As of July 31, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Corporate Governance & Board Independence

Our Board of Directors consists of six directors. We have adopted a standard of director independence that conforms with the published listing requirements of the NASDAQ Stock Market. All of our directors except for ZhiGang Pei are independent. As of the date hereof, we do not have a policy that a majority of our board be comprised of “independent directors.”

Prior to our change of control, we had established an audit committee. We intend to establish a new audit committee in the future. We believe that members of our audit committee will capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chuah Su Mei (1)	2021	–	–	–	–	–	–	–	–
	2020	–	–	–	–	–	–	–	–

(1)	Ms. Chuah was appointed our Chief Executive Officer, President and Director on August 15, 2017. She resigned from all her positions with the Company on August 26, 2021.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended July 31, 2021.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended July 31, 2021.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2021, there were no options exercised by our named officer.

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

During the fiscal year ended July 31, 2021, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; or (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant.

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

Zhigang Pei

Shufang Gao

David Wei Fang

Jack Fan Liu

Yee Man Yung

Jimmy Weiyu Zhu

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 19, 2021, by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 19, 2021. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 19, 2021, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise noted, the business address of each beneficial owner listed is No. A1111, Huafeng Financial Port, 1003, Xin’an Sixth Road, Bao’an District, Shenzhen, Guangdong Province, P.R.C. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of October 19, 2021, we had 2,450,148 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Zhigang Pei (1)	1,793,000	73.18%

All executive officers and directors as a group (six persons)	-	-
Greater Than 5% Shareholder
Silver Glory Group Limited (1)	1,793,000	73.18%

(1)	Zhigang Pei jointed us on August 26, 2021 as our Chief Executive Officer, Chief Financial Officer, Secretary and Director. Zhigang Pei is the beneficial owner of Silver Glory Group Limited.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the years ended July 31, 2021 and 2020, a shareholder of the Company advanced $74,230 and $73,230 for working capital purpose, respectively. These amounts were forgiven in connection with the change in control that occurred on August 26, 2021.

As of July 31, 2021, and July 31, 2020, the Company owed $333,165 and $258,935, respectively, to a shareholder of the Company. This loan is non-interest bearing and due on demand. These amounts were forgiven in connection with the change in control that occurred on August 26, 2021.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended July 31, 2021 and July 31, 2020, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2021	Year Ended July 31, 2020

Audit Fees (1)	$10,250	$10,250
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$1,000	$1,000
All Other Fees (4)	$0	$0
Total	$11,250	$11,250

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
3.2	Articles of Amendment (incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on June 11, 2015).
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
4.1	Form of common stock certificate (incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012)
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K filed on October 5, 2020)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed on November 13, 2013)
14.2	Insider Trading Policy (incorporated by reference to Exhibit 14.2 of our Annual Report on Form 10-K filed on November 13, 2015)
14.3	Disclosure Policy (incorporated by reference to Exhibit 14.3 of our Annual Report on Form 10-K filed on November 13, 2015)
24	Power of Attorney*
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Pre-Approval Procedures (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on August 30, 2017)
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TIANCI INTERNATIONAL, INC.
(Registrant)

Dated: October 25, 2021	/s/ Zhigang Pei
Zhigang Pei
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 25, 2021	/s/ Zhigang Pei
Zhigang Pei
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer and Principal Financial Officer)

Dated: October 25 2021	/s/ Shufang Gao
Shufang Gao
Director

Dated: October 25, 2021	/s/ David Wei Fang
David Wei Fang
Director

/s/ Jack Fan Liu
Dated: October 25, 2021	Jack Fan Liu
Director

Dated: October 25, 2021	/s/ Yee ManYung
Yee ManYung
Director

Dated: October 25, 2021	/s/Jimmy Weiyu Zhu
Jimmy Weiyu Zhu
Director

Representing all of the members of the Board of Directors.

* By	/s/ Zhigang Pei
Zhigang Pei
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

