Form 10-Q
period 2021-10-31
Tianci International, Inc.
filed 2021-12-14
CIK 1557798

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

+86-13926561348
(Registrant’s telephone number, including area code)

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

  ☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,450,148 shares of common stock issued and outstanding as of December 8, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this quarterly report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

All references in this Form 10-Q to “Company”, “Tianci”, “we,” “us” or “our” mean Tianci International, Inc. (formerly known as “Steampunk Wizard, Inc.”), unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TIANCI INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	October 31,	July 31,
	2021	2021
ASSETS
Current Assets
Cash	$–	$3,951
Prepaid expenses	10,500	14,000
Total Current Assets	10,500	17,951

TOTAL ASSETS	$10,500	$17,951

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$33,040	$9,896
Due to related parties	–	333,165
Total Current Liabilities	33,040	343,061

Total Liabilities	33,040	343,061

Commitments and Contingencies

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,450,148 shares issued and outstanding	245	245
Additional paid-in capital	1,477,022	1,127,306
Accumulated deficit	(1,499,807)	(1,452,661)
Total Shareholders' Deficit	(22,540)	(325,110)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$10,500	$17,951

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	October 31,
	2021	2020

Revenues	$–	$–

Operating Expenses
General administrative expenses	30,696	123
Professional fees	16,450	14,688
Total Operating Expenses	47,146	14,811

Loss from Operations	(47,146)	(14,811)

Loss before Income Taxes	(47,146)	(14,811)
Provision for income taxes	–	–
Net Loss	$(47,146)	$(14,811)

Basic and diluted loss per common share	$(0.02)	$(0.01)
Basic and diluted weighted average common shares outstanding	2,450,148	2,525,199

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended October 31, 2021

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance – July 31, 2021	2,450,148	$245	$1,127,306	$(1,452,661)	$(325,110)
Debt forgiveness by related parties	–	–	349,716	–	349,716
Net loss for the period	–	–	–	(47,146)	(47,146)
Balance – October 31, 2021	2,450,148	$245	$1,477,022	$(1,499,807)	$(22,540)

For the Three Months Ended October 31, 2020

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance – July 31, 2020	4,751,718	$475	$1,127,076	$(1,378,277)	$(250,726)
Cancellation of common shares	(2,301,570)	(230)	230	–	–
Net loss for the period	–	–	–	(14,811)	(14,811)
Balance – October 31, 2020	2,450,148	$245	$1,127,306	$(1,393,088)	$(265,537)

The accompanying notes are an integral part of these unaudited condensed financial statements

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	October 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,146)	$(14,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	3,500	3,000
Accounts payable and accrued liabilities	23,144	723
Net cash used in operating activities	(20,502)	(11,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	17,753	11,088
Repayment to related parties	(1,202)	–
Net cash provided by financing activities	16,551	11,088

Net change in cash	(3,951)	–
Cash - beginning of period	3,951	3,968
Cash - end of period	$–	$3,968

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Cancellation of common shares	$–	$230
Debt forgiveness by related parties	$349,716	$–

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

Change of control

Effective August 6, 2021, Tianci International, Inc., Chuah Su Mei, the Company’s former Chief Executive Officer, President and Director, and Silver Glory Group Limited, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Chuah Su Mei agreed to sell to Silver Glory Group Limited all 1,793,000 shares of common stock of the Company held by her (the “Shares”) for cash consideration of Five Hundred Twenty Five Thousand Dollars ($525,000) (the “Transaction”). The Shares represent approximately 73.18% of the issued and outstanding common stock of the Company. The sale of the Shares consummated on August 26, 2021. As a result of the Transaction, Silver Glory Group Limited holds a controlling interest in the Company.

Upon the closing of the Transaction, on August 26, 2021, each of Chuah Su Chen, Chuah Su Mei, and Jerry Ooi, constituting all current directors and officers of the Company, resigned from his or her positions with the Company. Each of the foregoing former officers and directors also forgave all amounts due to them from the Company in connection with the closing of the Transaction.

Concurrently with such resignation, Zhigang Pei was appointed as Chief Executive Officer, Chief Financial Officer, Secretary and Director and two directors and three independent directors were also appointed to serve until the next annual meeting of stockholders of the Company.

NOTE 2 – GOING CONCERN MATTERS

As of October 31, 2021, the Company had nil in cash held in trust. The Company had incurred a net loss of $47,146 and used $20,502 in cash for operating activities for the three months ended October 31, 2021.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2021, filed on October 25, 2021.

The unaudited condensed financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP) and are presented in U.S. dollars. These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Results of the three months ended October 31, 2021 are not necessarily indicative of the results that may be expected for the year ended July 31, 2022 and any other future periods.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in trust, and all highly liquid debt instruments with original maturities of three months or less. The Company had $0 and $3,951 in cash and cash equivalents as of October 31, 2021 and July 31, 2021, respectively.

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

NOTE 4 – DUE TO RELATED PARTIES

During the three months ended October 31, 2021 and 2020, a former shareholder of the Company advanced $17,753 and $11,088 for working capital purpose, respectively.

During the three months ended October 31, 2021 and 2020, the Company repaid $1,202 and $0 due to a former shareholder of the Company, respectively.

On August 26, 2021 and pursuant to the Stock Purchase Agreement dated on August 6, 2021 (see Note 1 - Change of control), Chuah Su Mei, the Company’s former Chief Executive Officer, President and Director and all other former officers forgave all amounts due to them from the Company. In regard to this forgiveness, the Company recognized debt forgiveness by related parties of $349,716 as additional paid-in-capital.

As of October 31, 2021, and July 31, 2021, the Company owed $0 and $333,165, respectively, to related parties. This loan was non-interest bearing and due on demand.

During the three months ended October 31, 2021, the Company accrued $30,600 for the compensation of its CEO and five directors.

NOTE 5 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of October 31, 2021 and July 31, 2021.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

As of October 31, 2021, and July 31, 2021, there were 2,450,148 shares of common stock issued and outstanding.

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of October 31, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Upon the closing of the Transaction, on August 26, 2021, the then current directors and officers of the Company resigned from his or her positions with the Company. The resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices. The then current directors and officers also forgave all debts owed by the Company to them and their affiliates.

Concurrently with such resignation, the following individuals were appointed to serve in the offices set forth next to his name until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal.

Name	Office
Zhigang Pei	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Shufang Gao	Director
David Wei Fang	Director
Jack Fan Liu	Independent director
Yee ManYung	Independent director
Jimmy Weiyu Zhu	Independent director

None of the directors or executive officers has a direct family relationship with any of the Company’s directors or executive officers.

Limited Operating History; Need for Additional Capital

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock and loans from a related party, as the sole source of funds for our future operations.

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

Results of Operations

The following table provides selected financial data about our Company as of October 31, 2021 and July 31, 2021 and for the three months ended October 31, 2021 and 2020.

Balance Sheet Data

	October 31,	July 31,
	2021	2021	Change

Cash	$–	$3,951	$(3,951)
Total assets	$10,500	$17,951	$(7,451)
Total liabilities	$33,040	$343,061	$(310,021)
Stockholders' deficit	$(22,540)	$(325,110)	$302,570

Summary Income Statement Data

Three Months Ended October 31, 2021, Compared to Three Months Ended October 31, 2020

	Three Months Ended
	October 31,
	2021	2020	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	47,146	14,811	32,335
Loss From Operations	47,146	14,811	32,335
Net Loss	$47,146	$14,811	$32,335

Revenue. During the three months ended October 31, 2021, and 2020, we did not generate any revenues.

Operating Expenses. Operating expenses were $47,146 and $14,811 for the three months ended October 31, 2021 and 2020, respectively. Operating expenses mainly consisted of executive compensation, professional fees and office and miscellaneous expenses. The increase in operating expenses resulted primarily from the increase in executive compensation.

Loss from Operations. For the three months ended October 31, 2021, and 2020, we incurred a loss from operations of $47,146 and $14,811, respectively. The increase in loss from operations was attributable to the increase in our operating expenses.

Net Loss. For the three months ended October 31, 2021, and 2020, we incurred a net loss of $47,146 and $14,811, respectively. The increase in net loss was primarily attributable to the increase in our operating expenses.

Liquidity and Capital Resources

Working Capital

	October 31,	July 31,
	2021	2021	Change
Current Assets	$10,500	$17,951	$(7,451)
Current Liabilities	33,040	343,061	(310,021)
Working Capital (Deficiency)	$(22,540)	$(325,110)	$302,570

As of October 31, 2021, we had a working capital deficit of $22,540 as compared to $325,110 as of July 31, 2021. The decrease in working capital deficit was mainly due to a decrease in amounts due to related parties.

Cash Flows

	Three Months Ended
	October 31,
	2021	2020
Cash used in operating activities	$(20,502)	$(11,088)
Cash provided by investing activities	$–	$–
Cash provided by financing activities	$16,551	$11,088
Net change in cash and cash equivalents	$(3,951)	$–

Cash Flows from Operating Activities

During the three months ended October 31, 2021, net cash used in operating activities was $20,502, compared to $11,088 for the three months ended October 31, 2020. The increase in net cash used in operating activities was mainly due to the increase in net loss offset by an increase in accounts payables and accrued liabilities.

Cash Flows from Investing Activities

During the three months ended October 31, 2021 and 2020, we had no cash flow from investing activities.

Cash Flows from Financing Activities

During the three months ended October 31, 2021, net cash provided by financing activities was $16,551, compared to $11,088 for the three months ended October 31, 2020. The increase in net cash provided by financing activities was mainly due to the increase in proceeds from related parties.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Employment Agreement with Zhigang Pei

On August 27, 2021, we entered into an Employment Agreement with Zhigang Pei (the “Pei Employment Agreement”), our director and sole executive officer whereby Mr. Pei agreed to serve our Executive Director at a monthly rate of $3,800. The Pei Employment Agreement expires on August 26, 2024, unless earlier terminated by death, resignation or removal.

We are entitled to terminate the Pei Employment Agreement for “cause” without notice or remuneration (unless otherwise required by law) if: (i) the executive is convicted or pleads guilty to a felony or to an act of fraud, misappropriation or embezzlement; (ii) the executive has been grossly negligent or acted dishonestly to the detriment of the Company; (iii) the executive has engaged in actions amounting to willful misconduct or failed to perform his duties hereunder and such failure continues after the executive is afforded a reasonable opportunity to cure such failure; or (iv) the Executive violates the provisions relating to confidentiality, non-competition and non-solicitation of the Pei Employment Agreement. Upon a termination for “cause,” Pei shall not be entitled to any severance or other benefits under the Pei Employment Agreement but shall be entitled to receive accrued base salary.

If the Pei Employment Agreement is terminated due to the executive’s death or disability, the executive shall be entitled to receive accrued base salary.

If the Pei Employment Agreement is terminated due to a change in control, the executive will receive a lump sum payment equal to 12 months of base salary, a lump sum cash payment equal to a pro-rated amount of his/her target annual bonus for the year immediately preceding the termination, and immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by the executive.

If the Pei Employment Agreement is terminated by the executive due to (1) a material reduction in the executive’s authority, duties and responsibilities, or (2) a material reduction in the executive’s annual salary, the executive will receive a lump sum payment equal to 12 months of base salary.

The foregoing description of the Pei Employment Agreement is qualified in its entirety by reference to the Pei Employment Agreement, which is filed as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

Director Retainer Agreements with Our Independent Directors

On August 27, 2021, each of our two directors Shufang Gao, David Wei Fang and three independent directors Jack Fan Liu, Yee ManYung and Jimmy Weiyu Zhu entered into a Director Retainer Agreement agreeing to serve on our Board of Directors for monthly compensation of USD 3800 for each director and USD 1300 for each independent director, respectively. The Director Retainer Agreements contain normal and customary terms including provisions relating to indemnification and confidentiality. A form of the Director Retainer Agreement is filed as Exhibit 10.2 to this Quarterly Report and incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Bylaws (1)
4.1	Form of common stock certificate (1)
4.2	Description of Securities (3)
10.1*	Employment Agreement, dated August 27,2021, by and between Zhigang Pei and Tianci International, Inc.
10.2*	Form of Director Retainer Agreement
14.1	Code of Ethics (4)
14.2	Insider Trading Policy (5)
14.3	Disclosure Policy (5)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Pre-Approval Procedures (6)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

______

* Filed herewith.

(1) Incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012.

(2) Incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on June 11, 2015.

(3) Incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K filed on October 10, 2020.

(4) Incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed on November 13, 2013.

(5) Incorporated by reference to Exhibit 14.2 of our Annual Report on Form 10-K filed on November 13, 2015.

(6) Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on August 30, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.
(Registrant)
Dated: December 14, 2021	/s/ Zhigang Pei
Zhigang Pei
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

