Form 10-Q
period 2022-01-31
Tianci International, Inc.
filed 2022-03-14
CIK 1557798

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to __________________

Commission File Number 333-184061

TIANCI INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-5540446
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20 Holbeche Road, Arndell Park, NSW, Australia	2148
(Address of principal executive offices)	(Zip Code)

+61-02 9672 1899
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

  ☒ YES ☐ NO

2,450,148 shares of common stock issued and outstanding as of March 9, 2022.

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

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TIANCI INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	January 31,	July 31,
	2022	2021
ASSETS
Current Assets
Cash	$–	$3,951
Prepaid expenses	7,000	14,000
Prepaid management compensation	11,500	–
Total Current Assets	18,500	17,951

TOTAL ASSETS	$18,500	$17,951

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$21,190	$9,896
Due to related parties	77,807	333,165
Total Current Liabilities	98,997	343,061

Total Liabilities	98,997	343,061

Commitments and Contingencies	–	–

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,450,148 shares issued and outstanding	245	245
Additional paid-in capital	1,477,022	1,127,306
Accumulated deficit	(1,557,764)	(1,452,661)
Total Shareholders' Deficit	(80,497)	(325,110)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$18,500	$17,951

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021

Revenues	$–	$–	$–	$–

Operating Expenses
General administrative expenses	45,964	238	76,660	361
Professional fees	11,993	12,070	28,443	26,758
Total Operating Expenses	57,957	12,308	105,103	27,119

Loss from Operations	(57,957)	(12,308)	(105,103)	(27,119)

Other Income (Expense)
Other expenses	–	(11,381)	–	(11,381)
Total Other Income (Expense)	–	(11,381)	–	(11,381)

Loss before Income Taxes	(57,957)	(23,689)	(105,103)	(38,500)
Provision for income taxes	–	–	–	–
Net Loss	$(57,957)	$(23,689)	$(105,103)	$(38,500)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Basic and diluted weighted average common shares outstanding	2,450,148	2,450,148	2,450,148	2,487,674

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended January 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - July 31, 2021	2,450,148	$245	$1,127,306	$(1,452,661)	$(325,110)
Debt forgiveness by former related parties	–	–	349,716	–	349,716
Net loss for the period	–	–	–	(47,146)	(47,146)
Balance - October 31, 2021	2,450,148	245	1,477,022	(1,499,807)	(22,540)
Net loss for the period	–	–	–	(57,957)	(57,957)
Balance - January 31, 2022	2,450,148	$245	$1,477,022	$(1,557,764)	$(80,497)

For the Three and Six Months Ended January 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - July 31, 2020	4,751,718	$475	$1,127,076	$(1,378,277)	$(250,726)
Cancellation of common shares by related parties	(2,301,570)	(230)	230	–	–
Net loss for the period	–	–	–	(14,811)	(14,811)
Balance - October 31, 2020	2,450,148	245	1,127,306	(1,393,088)	(265,537)
Net loss for the period	–	–	–	(23,689)	(23,689)
Balance - January 31, 2021	2,450,148	$245	$1,127,306	$(1,416,777)	$(289,226)

The accompanying notes are an integral part of these unaudited condensed financial statements

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	January 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(105,103)	$(38,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	7,000	6,000
Prepaid management compensation	(11,500)	–
Accounts payable and accrued liabilities	11,294	(7,061)
Net cash used in operating activities	(98,309)	(39,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	95,560	39,561
Repayment to related parties	(1,202)	–
Net cash provided by financing activities	94,358	39,561

Net change in cash	(3,951)	–
Cash - beginning of period	3,951	3,968
Cash - end of period	$–	$3,968

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Cancellation of common shares	$–	$230
Debt forgiveness by related parties	$349,716	$–

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

NOTE 2 – GOING CONCERN MATTERS

As of January 31, 2022, the Company had nil in cash held in trust. The Company had incurred a net loss of $105,103 and used $98,309 in cash for operating activities for the six months ended January 31, 2022.

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

Results of the six months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the year ended July 31, 2022 and any other future periods.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in trust, and all highly liquid debt instruments with original maturities of three months or less. The Company had $0 and $3,951 in cash and cash equivalents as of January 31, 2022, and July 31, 2021, respectively.

Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including cash and accounts payable, approximate fair value because of their short maturities.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on the financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

NOTE 4 – DUE TO RELATED PARTIES

During the six months ended January 31, 2022 and 2021, the former and current shareholders of the Company advanced $95,560 and $39,561 for working capital purpose, respectively.

During the six months ended January 31, 2022 and 2021, the Company repaid $1,202 and $0 due to a former shareholder of the Company, respectively.

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

During the six months ended January 31, 2022, the Company accrued $76,500 for the compensation of its CEO and five directors. During the six months ended January 31, 2022, the Company paid six months’ salary of $69,000 to the five directors. As of January 31, 2022, the Company owed $19,000 unpaid compensation to the CEO, which was included in accounts payable and accrued liabilities, and prepaid the amount of $11,500 for compensation to the five directors.

As of January 31, 2022 and July 31, 2021, the Company owed $77,807 and $333,165 to related parties, respectively. These loans were unsecured, none-interest bearing, and due on demand.

NOTE 5 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of January 31, 2022 and July 31, 2021.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

As of January 31, 2022, and July 31, 2021, there were 2,450,148 shares of common stock issued and outstanding.

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of January 31, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We were incorporated in the State of Nevada on June 13, 2012. Our current business office is located at 20 Holbeche Road Arndell Park, NSW, Australia, 2148. Our telephone number is +61 02 9672 1899.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of January 31, 2022, the Company had working capital deficit of $80,497 and has incurred losses since its inception resulting in an accumulated deficit of $1,557,764. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

The following table provides selected financial data about our Company as of January 31, 2022 and July 31, 2021 and for the six months ended January 31, 2022 and 2021.

Balance Sheet Data

	January 31,	July 31,
	2022	2021	Change
Cash	$–	$3,951	$(3,951)
Total assets	18,500	17,951	549
Total liabilities	98,997	343,061	(244,064)
Stockholders' deficit	$(80,497)	$(325,110)	$244,613

Summary Income Statement Data

Three Months Ended January 31, 2022, Compared to Three Months Ended January 31, 2021

	Three Months Ended
	January 31,
	2022	2021	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	57,957	12,308	45,649
Loss From Operations	57,957	12,308	45,649
Other Expenses		11,381	(11,381)
Net Loss	$57,957	$23,689	$34,268

Revenue. During the three months ended January 31, 2022, and 2021, we did not generate any revenues.

Operating Expenses. Operating expenses were $57,957 and $12,308 for the three months ended January 31, 2022 and 2021, respectively. Operating expenses mainly consisted of professional fees and general administrative expenses. The increase in operating expenses resulted primarily from the increase in executive compensation.

Loss from Operations. For the three months ended January 31, 2022, and 2021, we incurred a loss from operations of $57,957 and $12,308, respectively. The increase in loss from operations was attributable to the increase in our operating expenses.

Other expenses. For the three months ended January 31, 2022, and 2021, we incurred other expenses of $0 and $11,381, respectively. Other expenses consisted of an income tax penalty.

Net Loss. For the three months ended January 31, 2022, and 2021, we incurred a net loss of $57,957 and $23,689, respectively. The increase in net loss was primarily attributable to the increase in our operating expenses.

Six Months Ended January 31, 2022, Compared to Six Months Ended January 31, 2021

	Six Months Ended
	January 31,
	2022	2021	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	105,103	27,119	77,984
Loss From Operations	105,103	27,119	77,984
Other Expenses	–	11,381	(11,381)
Net Loss	$105,103	$38,500	$66,603

Revenue. During the six months ended January 31, 2022, and 2021, we did not generate any revenues.

Operating Expenses. Operating expenses were $105,103 and $27,119 for the six months ended January 31, 2022 and 2021, respectively. Operating expenses mainly consisted of executive compensation, professional fees, and office and miscellaneous expenses. The increase in operating expenses resulted primarily from the increase in executive compensation.

Loss from Operations. For the six months ended January 31, 2022, and 2021, we incurred a loss from operations of $105,103 and $27,119, respectively. The increase in loss from operations was attributable to the increase in our operating expenses.

Other expenses. For the six months ended January 31, 2022, and 2021, we incurred other expenses of $0 and $11,381, respectively. Other expenses consisted of an income tax penalty.

Net Loss. For the six months ended January 31, 2022, and 2021, we incurred a net loss of $105,103 and $38,500, respectively. The increase in net loss was primarily attributable to the increase in our operating expenses.

Liquidity and Capital Resources

Working Capital

	January 31,	July 31,
	2022	2021	Change
Current Assets	$18,500	$17,951	$549
Current Liabilities	98,997	343,061	(244,064)
Working Capital (Deficiency)	$(80,497)	$(325,110)	$244,613

As of January 31, 2022, we had a working capital deficit of $80,497 as compared to $325,110 as of July 31, 2021. The decrease in working capital deficit was mainly due to a decrease in amounts due to related parties.

Cash Flows

	Six Months Ended
	January 31,
	2022	2021
Cash used in operating activities	$(98,309)	$(39,561)
Cash provided by investing activities	–	–
Cash provided by financing activities	94,358	39,561
Net change in cash and cash equivalents	$(3,951)	$–

Cash Flows from Operating Activities

During the six months ended January 31, 2022, net cash used in operating activities was $98,309, compared to $39,561 for the six months ended January 31, 2021. The increase in net cash used in operating activities was mainly due to the increase in net loss offset by an increase in accounts payables and accrued liabilities.

Cash Flows from Investing Activities

During the six months ended January 31, 2022 and 2021, we had no cash flow from investing activities.

Cash Flows from Financing Activities

During the six months ended January 31, 2022, net cash provided by financing activities was $94,358, compared to $39,561 for the six months ended January 31, 2021. The increase in net cash provided by financing activities was mainly due to the increase in proceeds from related parties.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Bylaws (1)
4.1	Form of common stock certificate (1)
4.2	Description of Securities (3)
10.1*	Employment Agreement, dated August 27,2021, by and between Zhigang Pei and Tianci International, Inc. (4)
10.2*	Form of Director Retainer Agreement (4)
14.1	Code of Ethics (5)
14.2	Insider Trading Policy (6)
14.3	Disclosure Policy (6)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Pre-Approval Procedures (7)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

______

* Filed herewith.

(1) Incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012.

(2) Incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on June 11, 2015.

(3) Incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K filed on October 10, 2020.

(4) Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on December 14, 2021.

(5) Incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed on November 13, 2013.

(6) Incorporated by reference to Exhibit 14.2 of our Annual Report on Form 10-K filed on November 13, 2015.

(7) Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on August 30, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.
(Registrant)

Dated: March 14, 2022	/s/ Zhigang Pei
Zhigang Pei
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

