Form 10-K
period 2022-07-31
Tianci International, Inc.
filed 2022-10-31
CIK 1557798

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

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

Registrant's telephone number, including area code +61-02 9672 1899

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $722,862 as of January 31, 2022, based on a price of $1.10, being the average bid and ask price of its common stock on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 24, 2022, the Registrant had 2,450,148 shares of common stock outstanding.

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

PART I

Item 1. Business

Corporate Overview

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We were incorporated in the State of Nevada on June 13, 2012. Our current business office is located at 20 Holbeche Road, Arndell Park, NSW, Australia. Our telephone number is +61-02 9672 1899.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any property. Our principal offices located at 20 Holbeche Road, Arndell Park, NSW, Australia.

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

	High	Low

Quarter ended July 31, 2022	$3.76	$0.60
Quarter ended April 30, 2022	$1.45	$0.03
Quarter ended January 31, 2022	$1.48	$0.56
Quarter ended October 31, 2021	$2.52	$0.65
Quarter ended July 31, 2021	$1.77	$0.41
Quarter ended April 30, 2021	$2.02	$0.50
Quarter ended January 31, 2021	$3.90	$0.70
Quarter ended October 31, 2020	$2.50	$0.15

On October 23, 2022, the closing bid price of the common stock was $1.05.

Holders

As of October 24, 2022, there were 88 stockholders of record and an aggregate of 2,450,148 shares of our common stock were issued and outstanding. Our common shares are issued in registered form. The transfer agent of our company's common stock is Action Stock Transfer Corporation at 2469 E Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

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

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2022.

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

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We were incorporated in the State of Nevada on June 13, 2012. Our current business office is located at 20 Holbeche Road, Arndell Park NSW, Australia. Our telephone number is +61-02 9672 1899.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of July 31, 2022, the Company had working capital deficiency of $222,887 and has incurred losses since its inception resulting in an accumulated deficit of $1,700,154. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

The following tables provide selected financial data about our company as of and for the years ended July 31, 2022 and 2021.

Balance Sheet Data

	July 31,	July 31,
	2022	2021	Change

Cash	$9,000	$3,951	$5,049
Total assets	22,250	17,951	4,299
Total liabilities	245,387	343,061	(97,674)
Stockholders' deficit	$(223,137)	$(325,110)	$101,973

Summary Income Statement Data

	Year Ended
	July 31,
	2022	2021	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	247,743	63,003	184,740
Loss From Operations	247,743	63,003	184,740
Other Expenses	–	11,381	(11,381)
Net Loss	$247,743	$74,384	$173,359

Revenue. During the fiscal years ended July 31, 2022 and 2021, we did not generate any revenues.

Operating Expenses. Operating expenses were $247,743 and $63,003 for the years ended July 31, 2022 and 2021, respectively. Operating expenses mainly consisted of professional fees, executive compensation and office and miscellaneous expenses. The increase in operating expenses resulted primarily from an increase in professional fees and executive compensation.

Loss from Operations. For the years ended July 31, 2022, and 2021, we incurred a loss from operations of $247,743 and $63,003, respectively. The increase in loss from operations was attributable to the increase in our operating expenses.

Other Expenses. Other expenses for year ended July 31, 2021, consisted of $11,381 for an income tax penalty.

Net Loss. For the years ended July 31, 2022, and 2021, we incurred a net loss of $247,743 and $74,384, respectively. The increase in net loss was primarily attributable to the increase in our operating expenses.

Liquidity and Capital Resources

Working Capital

	July 31,	July 31,
	2022	2021	Change
Current Assets	$22,250	$17,951	$4,299
Current Liabilities	245,387	343,061	(97,674)
Working Capital (Deficiency)	$(223,137)	$(325,110)	$101,973

As of July 31, 2022, we had working capital deficit of $223,137 as compared to working capital deficit of $325,110 as of July 31, 2021. The decrease in working capital deficit was mainly due to a decrease in amounts due to related parties for the payment of operating expenses.

Cash Flows

	Year Ended
	July 31,
	2022	2021
Cash used in operating activities	$(206,390)	$(74,248)
Cash provided by investing activities	–	–
Cash provided by financing activities	211,439	74,231
Net change in cash and cash equivalents	$5,049	$(17)

Cash Flow from Operating Activities

During the year ended July 31, 2022, net cash used in operating activities was $206,390, compared to $74,248 for the year ended July 31, 2021. The increase in net cash used in operating activities was mainly due to the increase in net loss offset by a decrease in accounts payable and accrued liabilities, prepaid expenses and an increase in prepaid management fees.

Cash Flow from Investing Activities

During the years ended July 31, 2022, and 2021, we had no cash flow from investing activities.

Cash Flow from Financing Activities

During the year ended July 31, 2022, net cash provided by financing activities was $211,439, compared to $74,231 for the year ended July 31, 2021. The increase in net cash provided by financing activities was mainly due to the increase in proceeds from related parties.

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

FINANCIAL STATEMENTS

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tianci International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tianci International, Inc. (the “Company”) as of July 31, 2022 and 2021, the related statements of operations, stockholders’ deficit, and cash flows for the years ended July 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended July 31, 2022 and 2021, in conformity with the U.S. generally accepted accounting principles.

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

Diamond Bar, California

October 29, 2022

TIANCI INTERNATIONAL, INC.

BALANCE SHEETS

	July 31,	July 31,
	2022	2021
ASSETS
Current Assets
Cash	$9,000	$3,951
Prepaid expenses	1,750	14,000
Prepaid compensation	11,500	–
Total Current Assets	22,250	17,951

TOTAL ASSETS	$22,250	$17,951

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$50,499	$9,896
Due to related parties	194,888	333,165
Total Current Liabilities	245,387	343,061

Total Liabilities	245,387	343,061

Commitments and Contingencies

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,450,148 shares issued and outstanding	245	245
Additional paid-in capital	1,477,022	1,127,306
Accumulated deficit	(1,700,404)	(1,452,661)
Total Shareholders' Deficit	(223,137)	(325,110)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$22,250	$17,951

The accompanying notes are an integral part of these financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	July 31,
	2022	2021

Revenues	$–	$–

Operating Expenses
General administrative expenses	174,331	624
Professional fees	73,412	62,379
Total Operating Expenses	247,743	63,003

Loss from Operations	(247,743)	(63,003)

Other Income (Expense)
Other expenses	–	(11,381)
Total Other Income (Expense)	–	(11,381)

Loss before Income Taxes	(247,743)	(74,384)
Provision for income taxes	–	–
Net Loss	$(247,743)	$(74,384)

Basic and diluted loss per common share	$(0.10)	$(0.03)
Basic and diluted weighted average common shares outstanding	2,450,148	2,469,065

The accompanying notes are an integral part of these financial statements.

TIANCI INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED JULY 31, 2022 AND 2021

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance - July 31, 2020	4,751,718	475	1,127,076	(1,378,277)	(250,726)

Cancellation of common shares	(2,301,570)	(230)	230	–	–
Net loss for the year	–	–	–	(74,384)	(74,384)
Balance - July 31, 2021	2,450,148	$245	$1,127,306	$(1,452,661)	$(325,110)

Debt forgiveness by related parties	–	–	349,716	–	349,716
Net loss for the year	–	–	–	(247,743)	(247,743)
Balance - July 31, 2022	2,450,148	$245	$1,477,022	$(1,700,404)	$(223,137)

The accompanying notes are an integral part of these financial statements

TIANCI INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	July 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(247,743)	$(74,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	12,250	(2,000)
Prepaid compensation	(11,500)	–
Accounts payable and accrued liabilities	40,603	2,136
Net cash used in operating activities	(206,390)	(74,248)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	212,641	74,231
Repayment to related parties	(1,202)	–
Net cash provided by financing activities	211,439	74,231

Net change in cash	5,049	(17)
Cash - beginning of period	3,951	3,968
Cash - end of period	$9,000	$3,951

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Cancellation of common shares	$–	$230
Debt forgiveness by related parties	$349,716	$–

The accompanying notes are an integral part of these financial statement

TIANCI INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2022

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

NOTE 2 - GOING CONCERN MATTERS

As of July 31, 2022, the Company had $9,000 in cash held in trust. The Company had incurred a net loss of $247,743 for the year ended July 31, 2022.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in trust, and all highly liquid debt instruments with original maturities of three months or less. The Company had $9,000 and $3,951 in cash and cash equivalents as of July 31, 2022 and 2021, respectively.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted earnings (loss) per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2022 and 2021.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on the financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 4 - DUE TO RELATED PARTIES

During the years ended July 31, 2022 and 2021, the former and current shareholder of the Company advanced $212,641 and $74,231 for working capital purpose, respectively.

During the years ended July 31, 2022 and 2021, the Company repaid $1,202 and $0 due to a former shareholder of the Company, respectively.

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

During the year ended July 31, 2022, the Company accrued $168,300 for the compensation of its CEO and five directors. During the year ended July 31, 2022, the Company paid compensation of $126,500 to the five directors. As of July 31, 2022, the Company owed $41,800 unpaid compensation to the CEO, which was included in accounts payable and accrued liabilities, and prepaid the amount of $11,500 for compensation to the five directors.

As of July 31, 2022, and July 31, 2021, the Company owed $194,888 and $333,165, respectively, to a shareholder of the Company. This loan is non-interest bearing, unsecured and due on demand.

NOTE 5 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of July 31, 2022 and 2021.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

On August 4, 2020, the Chief Executive Officer of the Company cancelled 301,570 shares of common stock and Chief Financial Officer of the Company cancelled 2,000,000 shares of common stock.

As of July 31, 2022, and 2021, there were 2,450,148 shares of common stock issued and outstanding, respectively.

NOTE 6 - INCOME TAXES

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

The income tax benefit for the years ended July 31, 2022 and 2021 consists of the following:

	For the Years Ended
	July 31,
	2022	2021

Loss before income tax	$(247,743)	$(74,384)
Tax rate	21%	21%

Income tax expense (benefit) at statutory rate	$(52,026)	$(15,621)
Change in valuation allowance	52,026	15,621
Income tax expense (benefit)	$–	$–

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of July 31,
	2022	2021

NOL Carryover	$546,983	$494,957
Valuation allowance	(546,983)	(494,957)
Net deferred tax asset	$–	$–

The reconciliation of the effective income tax rate to the U.S. federal statutory rate as of July 31, 2022 and 2021:

	As of July 31,
	2022	2021
Federal income tax (benefit)	(21)%	(21)%
Increase in valuation allowance	21%	21%
Effective income tax rate	0%	0%

At July 31, 2022 and 2021, the Company had $2,604,680 and $2,356,937, respectively of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2035. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31,2018 can be carryforward indefinitely.

The Company assesses the likelihood that deferred tax assets will not be realized. FASB ASC Topic 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2022 and 2021.

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of U.S. NOLs that could be utilized each year based on the “Internal Revenue Code, as Amended.”

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended July 31, 2018.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company had no other commitments or contingencies as of July 31, 2022.

From time to time the Company may become a party to litigation matters involving claims against the Company.

Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of July 31, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2022, due to the existence of the material weaknesses as of July 31, 2022, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Office
Zhigang Pei	50	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Shufang Gao	53	Director
David Wei Fang	49	Director
Jack Fan Liu	43	Independent director
Yee ManYung	29	Independent director
Jimmy Weiyu Zhu	55	Independent director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Zhigang Pei, age 50, joined us on August 26, 2021, as our Chief Executive Officer, Chief Financial Officer, Secretary, and a member of the Board. Mr. Pei has served as the Executive Director of Anyang Xinrun Investment Co., Ltd., a PRC company since November 2009. He has also served as the Executive Director and General Manager of Henan Ziwei Real Estate Development Co., Ltd., and Henan Anyang Dahua Commercial and Trading Plaza Development Co., Ltd. since 2015. Mr. Pei graduated from No.2 Middle School Anyang City in1989. Mr. Pei brings to the Board his deep experience in real estate and investment industries.

Shufang Gao, age 53, has worked as CEO of Hong Kong listed groups, president of domestic capital companies, and vice president of A-share listed companies. He is familiar with the A-share capital market and Hong Kong capital market, and has mature experience in the strategy and operation development of listed companies. He joined us on August 26, 2021, as a member of our Board. From October 2020 to August 2021, he served as the Vice President and Director of SiChuan Jinding Group. Prior to that, he was the Vice Chairman of Luoyang Yongning Nonferrous Technology Co., Ltd. from August 2019 to September 2020. From April 2018 to July 2019, Mr. Gao served as the Vice President of Tibet Huayu Mining Co., Ltd., an A-share listed company. He was the Chief Executive Officer of Haotian Development Group Co., Ltd. (Hong Kong Main Board Listed Company 00474) from August 2016 to September 2017. From August 2012 to August 2016, he served as the President of Haihua Group Holdings Co., Ltd., an international container leasing company. Mr. Gao received his Bachelor of Management Degree from Dalian University of Technology in 1999. He received his Masters of Finance and Accounting Degree from the Chinese University of Hong Kong in 2008. Mr. Gao brings to the Board his international experience in the operation and risk control areas of listed companies.

David Wei Fang, age 49, has over ten years of experience in the securities and investment industry. He joined us on August 26, 2021, as a member of our Board. Mr. Fang served as the Partner of Tiger Securities and the CEO of Tiger Securities International in Hong Kong from May 2018 to July 2019. From January 2017 to April 2018, Mr. Fang served as the CEO of Haotian International Securities in Hong Kong. Mr. Fang was the Head of High Net Worth Individual, Corporate Client and ICBC Global Wealth Management Center of ICBC International in Hong Kong from October 2014 to December 2016. Mr. Fang has a Bachelor’s degree in Economics from Anhui University of Finance and Economics in 1994. Mr. Fang obtained his Master of Business Administration Degree from Georgia South University in 2004. Mr. Fang brings to the Board his deep experience in the securities and investment industry.

Jack Fan Liu, age 43, joined us on August 26, 2021, as a member of our Board. Prior to joining us, Mr. Liu was the Vice President of China Regenerative Medicine International Limited from September 2014 to October 2017. From July 2009 to August 2014, Mr. Liu was the Investment Director of Tian Huan Investment Company. He was a financial analyst of Founder Securities (SSE:601901) from May 2007 to June 2009. Mr. Liu received his B.A. in Engineering from Nanjing Tech University in 2001 and his Master of Economics from Concordia University, Canada in 2006. He brings to the Board his experience and knowledge of investments and mergers and acquisitions of companies in Hong Kong and China.

Yung Yee Man, age 29, has more than 5 years of HR manager experience in both Hong Kong and NASDAQ listed company. She also has two years’ experience as an assistant of board members. Ms. Yung joined us on 26 August, 2021, as a member of our Board. Ms. Yung holds a Master’s degree in Corporate Communication from University of Leeds in 2017. Ms. Yung is currently pursuing an MBA Degree in University of South Australia. Ms. Yung brings to the Board her human resources and public company experience.

Jimmy Weiyu Zhu, age 55, joined us on August 26, 2021, as a member of our Board. Mr. Zhu has nearly twenty-five years of experience in the fields of mining, commodity trading, trade financing, logistics and shipping, and covering for companies located in Australia and Hong Kong. Mr. Zhu was the Financial Controller of Hai Xin Petroleum Trading Ltd. ( Hong Kong) from September 2017 to October 2020. Prior to that time, he served as the Financial Controller and Director of Ocean Container Leasing Services Ltd. and Gold Time International Resources Ltd. (Hong Kong) from July 2012 to August 2017. He received his B.A. in Accounting and Finance from Northeast University of Finance and Economics, China in 1991. Mr. Zhu brings to the Board his deep experience in commodities, finance and trading.

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

Our Code of Business Conduct and Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for fiscal year ended July 31, 2013. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Tianci International, Inc., Attn: Secretary, 20 Holbeche Road, Arndell Park, NSW, Australia.

Board Meetings

Our board of directors consists of Zhigang Pei, Shufang Gao, David Wei Fang, Jack Fan Liu, Yee Man Yung and Jimmy Weiyu Zhu. The board held no formal meetings during the year ended July 31, 2022, but took actions once via unanimous written consent. We expect our current board to act by written consent or through board meetings in accordance with the provisions of the Nevada General Corporate Law and our Bylaws.

Nomination Process

As of July 31, 2022, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Corporate Governance & Board Independence

Our Board of Directors consists of six directors. We have adopted a standard of director independence that conforms with the published listing requirements of the NASDAQ Stock Market. Jack Fan Liu, Yee Man Yung and Jimmy Weiyu Zhu are independent directors. As of the date hereof, we do not have a policy that a majority of our board be comprised of “independent directors.”

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

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board/Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2022.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chuah Su Mei	2021	–	–	–	–	–	–	–	–
(1)	2020	–	–	–	–	–	–	–	–

Zhigang Pei	2022	41,800	–	–	–	–	–	–	41,800
(2)	2021	–	–	–	–	–	–	–	–

Shufang Gao	2022	41,800	–	–	–	–	–	–	41,800
(3)	2021	–	–	–	–	–	–	–	–

David Wei Fang	2022	41,800	–	–	–	–	–	–	41,800
(3)	2021	–	–	–	–	–	–	–	–

Jack Fan Liu	2022	14.300	–	–	–	–	–	–	14,300
(3)	2021	–	–	–	–	–	–	–	–

Yee Man Yung	2022	14,300	–	–	–	–	–	–	14,300
(3)	2021	–	–	–	–	–	–	–	–

Jimmy Weiyu Zhu	2022	14,300	–	–	–	–	–	–	14,300
(3)	2021	–	–	–	–	–	–	–	–

(1)	Ms. Chuah was appointed our Chief Executive Officer, President and Director on August 15, 2017. She resigned from all her positions with the Company on August 26, 2021.

(2)	Zhigang Pei was appointed our Chief Executive Officer, Chief Financial Officer, Secretary and Director on August 26, 2021.

(3)	Shufang Gao，David Wei Fang , Jack Fan Liu , Yee Man Yung and Jimmy Weiyu Zhu were appointed our Directors on August 26, 2021.

Narrative Disclosure to Summary Compensation Table

On August 27, 2021, we entered into an Employment Agreement with each of Zhigang Pei, Shufang Gao and Wei Fang (collectively, the “Employment Agreements”), whereby each individual agreed to serve as an Executive Director for a monthly compensation equal to USD 3,800. Each Employment Agreement expires on August 26, 2024, unless earlier terminated by death, resignation or removal.

We are entitled to terminate the each Employment Agreement for “cause” without notice or remuneration (unless otherwise required by law) if: (i) the executive is convicted or pleads guilty to a felony or to an act of fraud, misappropriation or embezzlement; (ii) the executive has been grossly negligent or acted dishonestly to the detriment of the Company; (iii) the executive has engaged in actions amounting to willful misconduct or failed to perform his duties hereunder and such failure continues after the executive is afforded a reasonable opportunity to cure such failure; or (iv) the executive violates the provisions relating to confidentiality, non-competition and non-solicitation of the Employment Agreement. Upon a termination for “cause,” the executive shall not be entitled to any severance or other benefits under the Employment Agreement but shall be entitled to receive accrued base salary.

If the Employment Agreement is terminated due to the executive’s death or disability, the executive shall be entitled to receive accrued base salary.

If the Employment Agreement is terminated by the Company without “cause”, the executive will receive a lump sum payment equal to 12 months of base salary, a lump sum cash payment equal to a pro-rated amount of his/her target annual bonus for the year immediately preceding the termination, payment of premiums for continued health benefits under the Company’s health plans for 12 months following termination, and immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by the executive, if any.

If the Employment Agreement is terminated due to a change in control, the executive will receive a lump sum payment equal to 12 months of base salary, a lump sum cash payment equal to a pro-rated amount of his/her target annual bonus for the year immediately preceding the termination, and immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by the executive.

If the Employment Agreement is terminated by the executive due to (1) a material reduction in the executive’s authority, duties and responsibilities, or (2) a material reduction in the executive’s annual salary, the eermination and xecutive will receive a lump sum payment equal to 12 months of base salary.

The foregoing descriptions of the Employment Agreements are qualified in their entirety by reference to the Employment Agreements, which are filed as Exhibits 10.1, 10.2 and 10.3 to this Annual Report and incorporated herein by reference.

Director Retainer Agreements with Our Independent Directors

On August 27, 2021, each of our three independent directors Jack Fan Liu, Yee ManYung and Jimmy Weiyu Zhu entered into a Director Retainer Agreement agreeing to serve on our Board of Directors for monthly compensation of USD 1300 for each independent director, respectively. The Director Retainer Agreements contain normal and customary terms including provisions relating to indemnification and confidentiality. The foregoing descriptions of the Director Retainer Agreements are qualified in their entirety by reference to the Director Retainer Agreements, which are filed as Exhibit 10.4, 10.5, and 10.6 to this Annual Report and incorporated herein by reference.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended July 31, 2022.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended July 31, 2022.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2022, there were no options exercised by our named officer.

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

During the fiscal year ended July 31, 2022, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; or (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant.

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

Submitted by members of the Board of Directors:

Zhigang Pei

Shufang Gao

David Wei Fang

Jack Fan Liu

Yee Man Yung

Jimmy Weiyu Zhu

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 24, 2022, by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 24, 2022. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 24, 2022, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise noted, the business address of each beneficial owner listed is 20 Holbeche Road, Arndell Park, NSW, Australia. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of October 24, 2022, we had 2,450,148 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Zhigang Pei (1)	1,793,000	73.18%

All executive officers and directors as a group (six persons)	–	–
Greater Than 5% Shareholder
Silver Glory Group Limited (1)	1,793,000	73.18%

(1)	Zhigang Pei jointed us on August 26, 2021 as our Chief Executive Officer, Chief Financial Officer, Secretary and Director. Zhigang Pei is the beneficial owner of Silver Glory Group Limited.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the years ended July 31, 2022 and 2021, a shareholder of the Company advanced $212,641 and $74,231 for working capital purpose, respectively.

During the years ended July 31, 2022 and 2021, the Company repaid $1,202 and $0 due to a former shareholder of the Company, respectively.

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

During the year ended July 31, 2022, the Company accrued $168,300 for the compensation of its CEO and five directors. During the year ended July 31, 2022, the Company paid salary of $126,500 to the five directors. As of July 31, 2022, the Company owed $41,800 unpaid compensation to the CEO, which was included in due to related parties, and prepaid the amount of $11,500 for compensation of August 2022 to the five directors.

As of July 31, 2022, and July 31, 2021, the Company owed $236,688 and $333,165, respectively, to a shareholder of the Company. This loan is non-interest bearing, unsecured and due on demand.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended July 31, 2022 and July 31, 2021, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2022	Year Ended July 31, 2021

Audit Fees (1)	$9,500	$10,250
Audit Related Fees (2)	$–	$–
Tax Fees (3)	$–	$1,000
All Other Fees (4)	$–	$–
Total	$9,500	$11,250

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Bylaws (1)
4.1*	Form of common stock certificate
4.2	Description of Securities (3)
10.1*	Employment Agreement, dated August 27, 2021, by and between Zhigang Pei and Tianci International, Inc.
10.2*	Employment Agreement, dated August 27, 2021, by and between Shufang Gao and Tianci International, Inc.
10.3*	Employment Agreement, dated August 27, 2021, by and between Wei Fang and Tianci International, Inc.
10.4*	Director Retainer Agreement, dated August 27, 2021, by and between Fan Liu and Tianci International, Inc.
10.5*	Director Retainer Agreement, dated August 27, 2021, by and between Yee Man Yung and Tianci International, Inc.
10.6*	Director Retainer Agreement, dated August 27, 2021, by and between Weiyu Zhu and Tianci International, Inc.
14.1	Code of Ethics (4)
14.2	Insider Trading Policy (5)
14.3	Disclosure Policy (5)
24*	Power of Attorney
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Pre-Approval Procedures (6)
101.*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104.*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

______

* Filed herewith.

(1) Incorporated by reference to our Registration Statement on Form S-1 filed on September 24, 2012.

(2) Incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14C filed on June 11, 2015.

(3) Incorporated by reference to our Annual Report on Form 10-K filed on October 5, 2020.

(4) Incorporated by reference to our Annual Report on Form 10-K filed on November 13, 2013.

(5) Incorporated by reference to our Annual Report on Form 10-K filed on November 13, 2015.

(6) Incorporated by reference to our Current Report on Form 8-K filed on August 27, 2015

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TIANCI INTERNATIONAL, INC.
(Registrant)

Dated: October 31, 2022	/s/ Zhigang Pei
Zhigang Pei
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 31, 2022	/s/ Zhigang Pei
Zhigang Pei
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer and Principal Financial Officer)

Dated: October 31, 2022	/s/ Shufang Gao
Shufang Gao
Director

Dated: October 31, 2022	/s/ David Wei Fang
David Wei Fang
Director

Dated: October 31, 2022	/s/ Jack Fan Liu
Jack Fan Liu
Director

Dated: October 31, 2022	/s/ Yee ManYung
Yee ManYung
Director

Dated: October 31, 2022	/s/Jimmy Weiyu Zhu
Jimmy Weiyu Zhu
Director

Representing all of the members of the Board of Directors.

* By	/s/ Zhigang Pei
Zhigang Pei
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

