Form 10-Q
period 2022-10-31
Tianci International, Inc.
filed 2022-12-08
CIK 1557798

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

  ☒ YES ☐ NO

2,450,148 shares of common stock issued and outstanding as of December 4, 2022.

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

1

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TIANCI INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	October 31,	July 31,
	2022	2022
ASSETS
Current Assets
Cash	$8,650	$9,000
Prepaid expenses	1,000	1,750
Prepaid compensation	–	11,500
Total Current Assets	9,650	22,250

TOTAL ASSETS	$9,650	$22,250

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$78,899	$50,499
Due to related parties	210,955	194,888
Total Current Liabilities	289,854	245,387

Total Liabilities	289,854	245,387

Commitments and Contingencies

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,450,148 shares issued and outstanding	245	245
Additional paid-in capital	1,477,022	1,477,022
Accumulated deficit	(1,757,471)	(1,700,404)
Total Shareholders' Deficit	(280,204)	(223,137)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9,650	$22,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	October 31,
	2022	2021

Revenues	$–	$–

Operating Expenses
General administrative expenses	46,291	30,696
Professional fees	10,776	16,450
Total Operating Expenses	57,067	47,146

Loss from Operations	(57,067)	(47,146)

Loss before Income Taxes	(57,067)	(47,146)
Provision for income taxes	–	–
Net Loss	$(57,067)	$(47,146)

Basic and diluted loss per common share	$(0.02)	$(0.02)
Basic and diluted weighted average common shares outstanding	2,450,148	2,450,148

The accompanying notes are an integral part of these unaudited condensed financial statements

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended October 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - July 31, 2022	2,450,148	$245	$1,477,022	$(1,700,404)	$(223,137)
Net loss for the period	–	–	–	(57,067)	(57,067)
Balance - October 31, 2022	2,450,148	$245	$1,477,022	$(1,757,471)	$(280,204)

For the Three Months Ended October 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance – July 31, 2021	2,450,148	$245	$1,127,306	$(1,452,661)	$(325,110)
Debt forgiveness by related parties	–	–	349,716	–	349,716
Net loss for the period	–	–	–	(47,146)	(47,146)
Balance – October 31, 2021	2,450,148	$245	$1,477,022	$(1,499,807)	$(22,540)

The accompanying notes are an integral part of these unaudited condensed financial statements

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	October 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,067)	$(47,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	750	3,500
Prepaid compensation	11,500	–
Accounts payable and accrued liabilities	28,400	23,144
Net cash used in operating activities	(16,417)	(20,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	16,067	17,753
Repayment to related parties	–	(1,202)
Net cash provided by financing activities	16,067	16,551

Net change in cash	(350)	(3,951)
Cash - beginning of period	9,000	3,951
Cash - end of period	$8,650	$–

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Debt forgiveness by related parties	$–	$349,716

The accompanying notes are an integral part of these unaudited condensed financial statement

TIANCI INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 2 – GOING CONCERN MATTERS

As of October 31, 2022, the Company had $8,650 in cash. The Company had incurred a net loss of $57,067 and used $16,417 in cash for operating activities for the three months ended October 31, 2022.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2022, filed on October 31, 2022.

The unaudited condensed financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP) and are presented in U.S. dollars. These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Results of the three months ended October 31, 2022, are not necessarily indicative of the results that may be expected for the year ended July 31, 2023, and any other future periods.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in trust, and all highly liquid debt instruments with original maturities of three months or less. The Company had $8,650 and $9,000 in cash and cash equivalents as of October 31, 2022, and July 31, 2022, respectively.

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

NOTE 4 – DUE TO RELATED PARTIES

During the three months ended October 31, 2022 and 2021, the former and current shareholders of the Company advanced $16,067 and $17,753 for working capital purpose, respectively.

During the three months ended October 31, 2022 and 2021, the Company repaid $0 and $1,202 due to a former shareholder of the Company, respectively.

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

During the three months ended October 31, 2022, the Company accrued $45,900 for the compensation of its CEO and five directors. During the three months ended October 31, 2022, the Company paid compensation of $11,500 to the five directors. As of October 31, 2022, and July 31, 2022, the Company owed $76,200 and $41,800 unpaid compensation to the CEO and five directors, respectively, which was included in accounts payable and accrued liabilities.

As of October 31, 2022, and July 31, 2022, the Company owed $210,955 and $194,888 to related parties, respectively. These loans were unsecured, non-interest bearing, and due on demand.

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of October 31, 2022, and July 31, 2022.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

As of October 31, 2022, and July 31, 2022, there were 2,450,148 shares of common stock issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of October 31, 2022, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of October 31, 2022, the Company had working capital deficit of $280,204 and has incurred losses since its inception resulting in an accumulated deficit of $1,757,471. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Results of Operations

The following table provides selected financial data about our Company as of October 31, 2022 and July 31, 2022 and for the three months ended October 31, 2022 and 2021.

Balance Sheet Data

	October 31,	July 31,
	2022	2022	Change

Cash	$8,650	$9,000	$(350)
Total assets	9,650	22,250	(12,600)
Total liabilities	289,854	245,387	44,467
Stockholders' deficit	$(280,204)	$(223,137)	$(57,067)

Summary Income Statement Data

Three Months Ended October 31, 2022, Compared to Three Months Ended October 31, 2021

	Three Months Ended
	October 31,
	2022	2021	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	57,067	47,146	9,921
Loss From Operations	57,067	47,146	9,921
Net Loss	$57,067	$47,146	$9,921

Revenue. During the three months ended October 31, 2022, and 2021, we did not generate any revenues.

Operating Expenses. Operating expenses were $57,067 and $47,146 for the three months ended October 31, 2022 and 2021, respectively. Operating expenses mainly consisted of professional fees, executive compensation and office and miscellaneous expenses. The increase in operating expenses resulted primarily from the increase in executive compensation.

Loss from Operations. For the three months ended October 31, 2022, and 2021, we incurred a loss from operations of $57,067 and $47,146, respectively. The increase in loss from operations was attributable to the increase in our operating expenses.

Net Loss. For the three months ended October 31, 2022, and 2021, we incurred a net loss of $57,067 and $47,146, respectively. The increase in net loss was primarily attributable to the increase in our operating expenses.

Liquidity and Capital Resources

Working Capital

	October 31,	July 31,
	2022	2022	Change
Current Assets	$9,650	$22,250	$(12,600)
Current Liabilities	289,854	245,387	44,467
Working Capital (Deficiency)	$(280,204)	$(223,137)	$(57,067)

As of October 31, 2022, we had working capital deficit of $280,204 as compared to working capital deficit of $223,137 as of July 31, 2022. The increase in working capital deficit was mainly due to the increase in accounts payable and accrued liabilities and due to related parties.

Cash Flows

	Three Months Ended
	October 31,
	2022	2021
Cash used in operating activities	$(16,417)	$(20,502)
Cash provided by investing activities	–	–
Cash provided by financing activities	16,067	16,551
Net change in cash and cash equivalents	$(350)	$(3,951)

Cash Flow from Operating Activities

During the three months ended October 31, 2022, net cash used in operating activities was $16,417, compared to $20,502 for the three months ended October 31, 2021. The decrease in net cash used in operating activities was mainly due to the decrease in prepaid compensation offset by the increase in net loss.

Cash Flow from Investing Activities

During the three months ended October 31, 2022 and 2021, we had no cash flow from investing activities.

Cash Flow from Financing Activities

During the three months ended October 31, 2022, net cash provided by financing activities was $16,067, compared to $16,551 for the three months ended October 31, 2021. The decrease in net cash provided by financing activities was mainly due to the decrease in proceeds from related parties.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Bylaws (1)
4.1	Form of common stock certificate (8)
4.2	Description of Securities (3)
10.1	Employment Agreement, dated August 27,2021, by and between Zhigang Pei and Tianci International, Inc. (4)
10.2	Form of Director Retainer Agreement (4)
14.1	Code of Ethics (5)
14.2	Insider Trading Policy (6)
14.3	Disclosure Policy (6)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Pre-Approval Procedures (7)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

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

(8) Incorporated by reference to our Annual Report on Form 10-K filed on October 31, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.
(Registrant)

Dated: December 8, 2022	/s/ Zhigang Pei
Zhigang Pei
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

