Form 10-Q
period 2023-01-31
Tianci International, Inc.
filed 2023-03-07
CIK 1557798

Table of Contents

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-184061

TIANCI INTERNATIONAL, INC.
(Exact Name of Registrant in its Charter)

Nevada	45-5440446
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

20 Holbeche Road, Arndell Park, NSW, Australia 2148
(Address of Principal Executive Offices)
Issuer’s Telephone Number: 61-02-9672-1899
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

March 7, 2023

Common Voting Stock: 5,903,481

TIANCI INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JANUARY 31, 2023

i

PART I  –  FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TIANCI INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	January 31,	July 31,
	2023	2022
ASSETS
Current Assets
Cash	$13,164	$9,000
Prepaid expenses	250	1,750
Prepaid management compensation	–	11,500
Total Current Assets	13,414	22,250

TOTAL ASSETS	$13,414	$22,250

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (including unpaid accrued compensation to officers and directors of $120,800 and $41,800, respectively)	$123,928	$50,499
Due to related parties	250,909	194,888
Total Current Liabilities	374,837	245,387

Total Liabilities	374,837	245,387

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 and 0 shares issued and outstanding as of January 31, 2023 and July 31, 2022, respectively	8	–
Undesignated preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,450,148 shares issued and outstanding	245	245
Additional paid-in capital	1,501,014	1,477,022
Accumulated deficit	(1,862,690)	(1,700,404)
Total Stockholders' Deficit	(361,423)	(223,137)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,414	$22,250

The accompanying notes are an integral part of these unaudited condensed financial statements

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022

Revenues	$–	$–	$–	$–

Operating Expenses
General and administrative expenses	45,086	45,964	91,377	76,660
Professional fees	60,133	11,993	70,909	28,443
Total Operating Expenses	105,219	57,957	162,286	105,103

Loss from Operations	(105,219)	(57,957)	(162,286)	(105,103)

Other Income (Expense)
Other expenses	–	–	–	–
Total Other Income (Expense)	–	–	–	–

Loss before Income Taxes	(105,219)	(57,957)	(162,286)	(105,103)
Provision for income taxes	–	–	–	–
Net Loss	$(105,219)	$(57,957)	$(162,286)	$(105,103)

Basic and diluted loss per common share	$(0.04)	$(0.02)	$(0.07)	$(0.04)
Basic and diluted weighted average common shares outstanding	2,450,148	2,450,148	2,450,148	2,450,148

The accompanying notes are an integral part of these unaudited condensed financial statements

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended January 31, 2023

	Common Stock		Series A Preferred Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance - July 31, 2022	2,450,148	$245	–	$–	$1,477,022	$(1,700,404)	$(223,137)
Net loss for the period	–	–	–	–	–	(57,067)	(57,067)
Balance - October 31, 2022	2,450,148	245	–	–	1,477,022	(1,757,471)	(280,204)
Net loss for the period	–	–	–	–	–	(105,219)	(105,219)
Sale of preferred shares	–	–	80,000	8	23,992	–	24,000
Balance - January 31, 2023	2,450,148	$245	80,000	$8	$1,501,014	$(1,862,690)	$(361,423)

For the Three and Six Months Ended January 31, 2022

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit

Balance - July 31, 2021	2,450,148	$245	$1,127,306	$(1,452,661)	$(325,110)
Debt forgiveness by former related parties	–	–	349,716	–	349,716
Net loss for the period	–	–	–	(47,146)	(47,146)
Balance - October 31, 2021	2,450,148	245	1,477,022	(1,499,807)	(22,540)
Net loss for the period	–	–	–	(57,957)	(57,957)
Balance - January 31, 2022	2,450,148	$245	$1,477,022	$(1,557,764)	$(80,497)

The accompanying notes are an integral part of these unaudited condensed financial statements

TIANCI INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	January 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(162,286)	$(105,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	1,500	7,000
Prepaid management compensation	11,500	(11,500)
Accounts payable and accrued liabilities	73,429	11,294
Net cash used in operating activities	(75,857)	(98,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	56,021	95,560
Repayment to related parties	–	(1,202)
Sale of preferred shares	24,000	–
Net cash provided by financing activities	80,021	94,358

Net change in cash	4,164	(3,951)
Cash - beginning of period	9,000	3,951
Cash - end of period	$13,164	$–

Supplemental Cash Flow Disclosures
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash financing and investing activities
Debt forgiveness by related parties	$–	$349,716

The accompanying notes are an integral part of these unaudited condensed financial statement

TIANCI INTERNATIONAL, INC.

Notes To Condensed Financial Statements

Three and Six Months Ended January 31, 2023 and 2022

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Tianci International, Inc. (the “Company”, “Tianci”) was incorporated under the laws of the State of Nevada as Freedom Petroleum, Inc. on June 13, 2012. In May 2015, the Company changed its name to Steampunk Wizards, Inc. and on November 9, 2016, the Company changed its name to Tianci International, Inc. The Company is a holding company and, as of January 31, 2023, it had no subsidiaries and no business operations. The Company’s fiscal year end is July 31.

NOTE 2 – GOING CONCERN MATTERS

As of January 31, 2023, the Company had $13,164 in cash. The Company incurred a net loss of $162,286 and used $75,857 in cash for operating activities during the six months ended January 31, 2023.

The Company’s insignificant cash balance at January 31, 2023 and its absence of revenues raised substantial doubt about the Company’s ability to continue as a going concern absent a significant change in its financial condition and business. Effective March 3, 2023, the Company acquired the capital stock of RQS United Group Limited, which owns 90% of the equity in Roshing International Co., Ltd., which is engaged in the business of distributing electronic components and providing software services. (See: Note 6 “Subsequent Events”.)

The ability of the Company to continue as a going concern will depend upon whether Roshing International Co., Ltd. can operate profitably and whether the Company’s management can expand the operations of Roshing International and/or complement them with additional acquisitions, as well as attract such financing as may be necessary for such business expansion. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial information referred to above has been prepared and presented in U.S. dollars in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended July 31, 2022, filed on October 31, 2022.

Results of the six months ended January 31, 2023 are not necessarily indicative of the results that may be expected for the year ended July 31, 2023 or any other future periods.

TIANCI INTERNATIONAL, INC.

Notes To Condensed Financial Statements

Three and Six Months Ended January 31, 2023 and 2022

(Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in trust, and all highly liquid debt instruments with original maturities of six months or less. The Company had $13,164 and $9,000 in cash and cash equivalents as of January 31, 2023, and July 31, 2022, respectively.

Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including cash and accounts payable and accrued liabilities, approximate fair value because of their short maturities.

Recent Accounting Pronouncements

Management has considered all recently issued accounting pronouncements and their potential effect on the financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

NOTE 4 – DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Due to related parties consist of:

	January 31,	July 31,
	2023	2022
Due to Zhigang Pei, Tianci chief executive officer from August 26, 2021 to January 27, 2023	$220,909	$194,888

Due to RQS Capital Limited, an entity which by its acquisition of 80,000 shares of the Company’s Series A Preferred Stock on January 27,2023 has voting control of the Company	30,000	–

TOTAL	$250,909	$194,888

These liabilities are unsecured, non-interest bearing, and due on demand.

On August 26, 2021, pursuant to a Stock Purchase Agreement dated on August 6, 2021, Chuah Su Mei, the Company’s former Chief Executive Officer, President and Director and all other former officers forgave all amounts due to them from the Company. In regard to this forgiveness, the Company recognized debt forgiveness by related parties of $349,716 as additional paid-in-capital during the quarter ended October 31, 2021.

Employment agreements and director retainer agreements

On August 27, 2021, the Company executed three employment agreements and three director retainer agreements with its officers and directors. The agreements have terms of 3 years and each provide for monthly compensation in amounts ranging from $1,300 per month to $3,900 per month.

For the six months ended January 31, 2023 and 2022, we accrued management compensation expenses of $90,500 and $76,500, respectively. These amounts are included in “general and administrative expenses” in the accompanying condensed statement of operations.

TIANCI INTERNATIONAL, INC.

Notes To Condensed Financial Statements

Three and Six Months Ended January 31, 2023 and 2022

(Unaudited)

NOTE 5 – STOCKHOLDERS EQUITY

On January 26, 2023 the Company filed with the Nevada Secretary of State a Certificate of Amendment of Articles of Incorporation (the “Amendment”). The Amendment amended Article 3 of the Company’s Articles of Incorporation to provide that the authorized capital stock of the Company will be 120,080,000 shares of capital stock consisting of 100,000,000 shares of common stock, $0.0001 par value, 80,000 shares of Series A Preferred Stock, $0.0001 par value, and 20,000,000 shares of undesignated preferred stock, $0.0001 par value.

The following table sets forth information, as of January 31, 2023, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

Class	Shares Authorized	Shares Outstanding
Common Stock, $.0001 par value	100,000,000	2,450,148
Series A Preferred Stock, $.0001 par value	80,000	80,000
Undesignated Preferred Stock, $.0001 par value	20,000,000	0

Series A Preferred Stock

Each share of Series A Preferred Stock may be converted by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate. Each holder of Series A Preferred Stock will have voting rights equal to the holder of the number of shares of common stock into which the Series A Preferred Stock is convertible. Upon liquidation of the Company, each holder of Series A Preferred Stock will be entitled to receive, out of the net assets of the Company, $0.01 per share, then to share in the distribution on an as-converted basis.

Undesignated Preferred Stock

The Board of Directors has the authority, without shareholder approval, to amend the Company’s Articles of Incorporation to divide the class of undesignated Preferred Stock into series, and to determine the relative rights and preferences of the shares of each series, including (i) voting power, (ii) the rate of dividend, (iii) the price at which, and the terms and conditions on which, the shares may be redeemed, (iv) the amount payable upon the shares in the event of liquidation, (v) any sinking fund provision for the redemption or purchase of the shares, and (vi) the terms and conditions on which the shares may be converted to shares of another series or class, if the shares of any series are issued with the privilege of conversion.

Equity Transactions

On January 27, 2023, the Company sold 80,000 shares of Series A Preferred Stock to RQS Capital Limited. The shares were sold for a cash payment of $24,000.

TIANCI INTERNATIONAL, INC.

Notes To Condensed Financial Statements

Three and Six Months Ended January 31, 2023 and 2022

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

Incorporation of Subsidiary Company

On February 13, 2023, the Company incorporated a fully owned subsidiary Tianci Group Holding Limited in the Republic of Seychelles.

Sale of Common Stock

On March 1, 2023 the Company entered into agreements to sell a total of 1,253,333 shares of our common stock to 13 investors for a price of U.S.$0.30 per share, i.e. an aggregate price of U.S. $376,000). The shares were issued in a private offering to investors that were acquiring the shares each for his or her own account. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act. The sale was also exempt from registration pursuant to Rule 902(1)(i) of Regulation S, as the purchasers were non-U.S. persons and Rule 903 was complied with.

Acquisition of RQS United Group Limited.

On March 3, 2023 the Company entered into a Share Exchange Agreement with RQS United Group Limited (“RQS United”) and RQS Capital Limited (“RQS Capital”), which was the sole shareholder of RQS United (the “Exchange Agreement”). RQS United owns 90% of the equity in Roshing International Co., Ltd. (“Roshing”), which is engaged in the business of distributing electronic components and providing software services. Pursuant to the Exchange Agreement, on March 6, 2023 RQS Capital transferred all of the issued and outstanding capital stock of RQS United to the Company, and the Company issued to RQS Capital 1,500,000 shares of our common stock and paid a cash price of $350,000 (the “Share Exchange”). Pursuant to the Exchange Agreement, the Company also issued a total of 700,000 shares of our common stock to nine employees or affiliates of Roshing to induce continued services to Roshing.

Prior to the Share Exchange, the Company was a shell company as defined in Rule 12b-2 under the Exchange Act. As a result of the transactions under the Exchange Agreement, the Company ceased to be a shell company.

* * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview; Termination of Shell Company Status

From October 2016 until March 3, 2023 Tianci was a shell company, as defined in Rule 12b-2 under the Exchange Act. It had no subsidiaries and no business operations. On March 3, 2023, however, we acquired the outstanding capital stock of RQS United Group Limited ("RQS United"). RQS United owns 90% of the capital stock of Roshing International Co., Ltd. (“Roshing”), an operating company. As a result of the acquisition, we ceased to be a shell company.

Roshing was incorporated on June 22, 2011 and is engaged in the sale of components to manufacturers of electronic devices as well as development of software and websites, technical consulting, and providing maintenance support on customized software. Roshing’s business is primarily carried out in Hong Kong, although it realizes a substantial portion of its software development and related services revenue in Singapore.

For information regarding the business carried on by Roshing, including the consolidated financial results of RQS United for the past two fiscal years and subsequent interim period, please see the Current Report on Form 8-K filed by Tianci on March 6, 2023.

Results of Operations

The following table provides selected financial data about Tianci as of January 31, 2023 and July 31, 2022 and for the six months ended January 31, 2023 and 2022.

Balance Sheet Data

	January 31,	July 31,
	2023	2022	Change

Cash	$13,164	$9,000	$4,164
Total assets	13,414	22,250	(8,836)
Total liabilities	374,837	245,387	129,450
Stockholders' deficit	$(361,423)	$(223,137)	$(138,286)

Summary Income Statement Data

Three Months Ended January 31, 2023, Compared to Three Months Ended January 31, 2022

	Three Months Ended
	January 31
	2023	2022	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	105,219	57,957	47,262
Loss From Operations	(105,219)	(57,957)	(47,262)
Net Loss	$(105,219)	$(57,957)	$(47,262)

Revenue. During the three months ended January 31, 2023, and 2022, we did not generate any revenues.

Operating Expenses. Operating expenses were $105,219 and $57,957 for the three months ended January 31, 2023 and 2022, respectively. Operating expenses mainly consisted of professional fees, executive compensation and office and miscellaneous expenses. The increase in operating expenses resulted primarily from the increase in accounting and legal related professional fees.

Loss from Operations. For the three months ended January 31, 2023, and 2022, we incurred a loss from operations of $105,219 and $57,957, respectively. The increase in loss from operations was attributable to the increase in our operating expenses.

Net Loss. For the three months ended January 31, 2023, and 2022, we incurred a net loss of $105,219 and $57,957, respectively. The increase in net loss was primarily attributable to the increase in our operating expenses.

Six Months Ended January 31, 2023, Compared to Six Months Ended January 31, 2022

	Six Months Ended
	January 31,
	2023	2022	Change
Net Revenue	$–	$–	$–
Total Operating Expenses	162,286	105,103	57,183
Loss From Operations	(162,286)	(105,103)	(57,183)
Other Expenses	–	–	–
Net Loss	$(162,286)	$(105,103)	$(57,183)

Revenue. During the six months ended January 31, 2023, and 2022, we did not generate any revenues.

Operating Expenses. Operating expenses were $162,286 and $105,103 for the six months ended January 31, 2023 and 2022, respectively. Operating expenses mainly consisted of executive compensation, professional fees, and office and miscellaneous expenses. The increase in operating expenses resulted primarily from the increase in accounting and legal related professional fees.

Loss from Operations. For the six months ended January 31, 2023, and 2022, we incurred a loss from operations of $162,286 and $105,103, respectively. The increase in loss from operations was attributable to the increase in our operating expenses.

Other expenses. For the six months ended January 31, 2023, and 2022, we did not incur any other expenses. Other expenses consisted of an income tax penalty.

Net Loss. For the six months ended January 31, 2023, and 2022, we incurred a net loss of $162,286 and $105,103, respectively. The increase in net loss was primarily attributable to the increase in our operating expenses.

Liquidity and Capital Resources

Working Capital

	January 31,	July 31,
	2023	2022	Change
Current Assets	$13,414	$22,250	$8,836)
Current Liabilities	374,837	245,387	129,450
Working Capital (Deficiency)	$(361,423)	$(223,137)	$(138,286)

As of January 31, 2023, we had a working capital deficit of $361,423 as compared to a working capital deficit of $223,137 as of July 31, 2022. The increase in working capital deficit was mainly due to the increase in accounts payable and accrued liabilities and due to related parties.

Cash Flows

	Six Months Ended
	January 31,
	2023	2022
Cash used in operating activities	$(75,857)	$(98,309)
Cash provided by investing activities	–	–
Cash provided by financing activities	80,021	94,358
Net change in cash and cash equivalents	$4,164	$(3,951)

Cash Flow from Operating Activities

During the six months ended January 31, 2023, net cash used in operating activities was $75,857, compared to $98,309 for the six months ended January 31, 2022. The decrease in net cash used in operating activities was mainly due to the increase in accounts payable and accrued liabilities offset by the increase in net loss.

Cash Flow from Investing Activities

During the six months ended January 31, 2023 and 2022, we had no cash flow from investing activities.

Cash Flow from Financing Activities

During the six months ended January 31, 2023, net cash provided by financing activities was $80,021, compared to $94,358 for the six months ended January 31, 2022. The decrease in net cash provided by financing activities was mainly due to the decrease in proceeds from related parties offset by cash received from the sale of preferred shares.

On January 27, 2023, we sold 80,000 shares of Series A Preferred Stock to RQS Capital Limited. The shares were sold for a cash payment of $24,000, which was contributed to our capital on behalf of RQS Capital Limited by members of its management. Each share of Series A Preferred Stock may be converted by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate. The holder of Series A Preferred Stock will have voting rights equal to the holder of the number of shares of common stock into which the Series A Preferred Stock is convertible. The Series A Preferred Stock purchased by RQS Capital Limited helds 76.55% of the aggregate voting power of the Company on January 27, 2023. As a result of its ownership of the Series A Shares, RQS Capital holds a controlling interest in the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Corporation’s financial position or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

•	Because of the company’s limited resources, there are limited controls over information processing.

•	There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is limited in number, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•	The Company does not have a sitting audit committee financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  –  OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the second quarter of fiscal year 2023, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2023.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

31-a(1)	Rule 13a-14(a) Certification of CEO
31-a(2)	Rule 13a-14(a) Certification of CFO
32-a(1)	Rule 13a-14(b) Certification of CEO
32-a(2)	Rule 13a-14(b) Certification of CFO
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover page formatted as inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.

Date: March 7, 2023	By: /s/ Shufang Gao Shufang Gao, Chief Executive Officer

TIANCI INTERNATIONAL, INC.

Date: March 7, 2023	By: /s/ Zhigang Pei Zhigang Pei, Chief Financial and Accounting Officer

* * * * *

