Form 10-Q
period 2023-04-30
Tianci International, Inc.
filed 2023-06-13
CIK 1557798

Table of Contents

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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
Issuer’s Telephone Number: +1-702-978-9532
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	Not Applicable

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934 during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☒    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

June 13, 2023

Common Voting Stock: 5,903,481

TIANCI INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 30, 2023

i

PART I  –  FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN UNITED STATES DOLLARS)

	April 30,	July 31,
	2023	2022

ASSETS
Current assets:
Cash	$263,069	$21,237
Accounts receivable	115,004	737,663
Prepaid expense and other current assets	2,500	–
Due from related party	54,134	–
Total current assets	434,707	758,900

Other assets:
Lease security deposit	1,542	1,439
Right-of-Use asset	7,496	–
Deferred income tax	–	–
Total non-current assets	9,038	1,439

TOTAL ASSETS	$443,745	$760,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146,789	$444,944
Income taxes payable	16,422	14,202
Due to related parties	294,943	194,794
Lease liability - current	4,316	–
Advance from customers	32,636	–
Accrued liabilities and other payables	191,892	1,640
Total current liabilities	686,998	655,580

Lease liability - noncurrent	3,180	–

Total liabilities	690,178	655,580

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 and 0 shares issued and outstanding as of April 30, 2023 and July 31, 2022, respectively	8	–
Undesignated preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,903,481 and 1,500,000 shares issued and outstanding as of April 30, 2023 and July 31, 2022, respectively*	590	150
Subscription receivable	–	(50,000)
Additional paid-in capital	3,129	82,732
Retained earnings (accumulated deficit)	(237,471)	64,689
Total stockholders' equity (deficit) attributable to TIANCI INTERNATIONAL, INC.	(233,744)	97,571
Non-controlling interest	(12,689)	7,188

Total stockholders’ equity (deficit)	(246,433)	104,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$443,745	$760,339

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022

OPERATING REVENUES
Products	$115,000	$–	$294,880	$–
Services	29,013	–	72,233	8,792
Total Operating Revenues	144,013	–	367,113	8,792

COST OF REVENUES
Products	88,550	–	227,660	–
Services	172,150	9,026	220,395	23,245
Total Cost of Revenues	260,700	9,026	448,055	23,245

Gross profit (loss)	(116,687)	(9,026)	(80,942)	(14,453)

Operating expenses:
Selling and marketing	39,532	2,131	47,692	8,160
General and administrative	157,909	13,262	191,184	35,438

Total operating expenses	197,441	15,393	238,876	43,598

Loss from operations	(314,128)	(24,419)	(319,818)	(58,051)

Other income (expense)	–	–	–	–

Loss before provision for (benefit from) income taxes	(314,128)	(24,419)	(319,818)	(58,051)
Provision for (benefit from) income taxes	1,280	(4,029)	2,219	(9,578)

Net loss	(315,408)	(20,390)	(322,037)	(48,473)
Less: net loss attributable to non-controlling interest	(19,214)	(2,039)	(19,877)	(4,847)

Net loss attributable to TIANCI INTERNATIONAL, INC.	$(296,194)	$(18,351)	$(302,160)	$(43,626)

Weighted average number of common shares*
Basic and diluted	4,419,162	1,500,000	2,451,668	1,500,000

Earnings (loss) per common share attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$(0.07)	$(0.01)	$(0.12)	$(0.03)

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2023 AND 2022

(EXPRESSED IN UNITED STATES DOLLARS)

	Preferred Stock	Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Noncontrolling interest	Total

Balance at July 31, 2021	–	$–	1,500,000	$150	$(50,000)	$62,686	$(79,460)	$(8,829)	$(75,453)
Payments of Shenzhen China rent by related parties (Note 3)	–	–	–	–	–	2,865	–	–	2,865
Net loss	–	–	–	–	–	–	(6,588)	(732)	(7,320)
Balance at October 31, 2021	–	$–	1,500,000	$150	$(50,000)	$65,551	$(86,048)	$(9,561)	$(79,908)
Payments of Shenzhen China rent by related parties (Note 3)	–	–	–	–	–	5,799			5,799
Net loss	–	–	–	–	–		(18,687)	(2,076)	(20,763)
Balance at January 31, 2022	–	$–	1,500,000	$150	$(50,000)	$71,350	$(104,735)	$(11,637)	$(94,872)
Payments of Shenzhen China rent by related parties (Note 3)	–	–	–	–	–	5,832	–	–	5,832
Net loss	–	–	–	–	–	–	(18,351)	(2,039)	(20,390)
Balance at April 30, 2022	–	$–	1,500,000	$150	$(50,000)	$77,182	$(123,086)	$(13,676)	$(109,430)

Balance at July 31, 2022	–	$–	1,500,000	$150	$(50,000)	$82,732	$64,689	$7,188	$104,759
Payments of Shenzhen China rent by related parties (Note 3)	–	–	–	–	–	3,519	–	–	3,519
Net loss	–	–	–	–		–	(1,019)	(113)	(1,132)
Balance at October 31, 2022	–	$–	1,500,000	$150	$(50,000)	$86,251	$63,670	$7,075	$107,146
RQS United Subscription receivable	–	–	–	–	50,000	–	–	–	50,000
Capital contribution	–	–	–	–		65,650	–	–	65,650
Payments of Shenzhen China rent by related parties (Note 3)	–	–	–	–	–	5,560	–	–	5,560
Net loss	–	–	–	–	–	–	(4,947)	(550)	(5,497)
Balance at January 31, 2023	–	$–	1,500,000	$150	$–	$157,461	$58,723	$6,525	$222,859
Payments of Shenzhen China rent by related parties (Note 3)	–	–	–	–	–	5,648	–	–	5,648
Stock compensation issued	–	–	700,000	70	–	209,930	–	–	210,000
Reverse merger adjustment	80,000	8	3,703,481	370	–	(369,910)	–	–	(369,532)
Net loss	–	–	–	–	–	–	(296,194)	(19,214)	(315,408)
Balance at April 30, 2023	80,000	$8	5,903,481	$590	$–	$3,129	$(237,471)	$(12,689)	$(246,433)

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the nine months ended April 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(322,037)	$(48,473)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax benefit	–	(9,578)
Stock compensation issued	210,000	–
Change in operating assets and liabilities:		–
Accounts receivable	622,659	–
Prepaid expense and other assets	647	–
Advance from customers	32,636	–
Accounts payable	(301,282)	–
Income taxes payable	2,220	–
Accrued liabilities and other payables	69,452	–
Net cash (used in) provided by operating activities	314,295	(58,051)

Cash flows from financing activities:
Cash received in connection with reverse acquisition	4,186	–
Subscription receivable collected	50,000	–
Capital contribution received	65,650	–
Working capital advance from related party	61,490	2,008
Repayment of working capital advance from related party	(341,885)	(12,280)
Operating expenses directly paid by shareholders	73,369	52,227
Payments of Shenzhen China rent by related parties	14,727	14,496
Net cash (used in) provided by financing activities	(72,463)	56,451

Net increase (decrease) in cash	241,832	(1,600)
Cash, beginning	21,237	20,249
Cash, ending	$263,069	$18,649

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-Cash Activities:
Initial recognition of right-of-use assets and lease liabilities	$7,496	$–
Noncash assets (liabilities) received in connection with reverse acquisition:
Prepaid expense and other current assets	$3,250	$–
Accounts payable	(3,127)	–
Due to related parties	(253,041)	–
Accrued liabilities and other payables	(120,800)	–
Net	$(373,718)	$–

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

Three and Nine Months Ended April 30, 2023 and 2022

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

Tianci International, Inc. (the “Company”, “Tianci”) was incorporated under the laws of the State of Nevada as Freedom Petroleum, Inc. on June 13, 2012. In May 2015, the Company changed its name to Steampunk Wizards, Inc. and on November 9, 2016, the Company changed its name to Tianci International, Inc. The Company is a holding company. As of April 30, 2023, the Company had one operating subsidiary, Roshing International Co., Ltd. (“Roshing”). The Company owns 90% of the capital stock of Roshing through RQS United, a wholly-owned subsidiary The Company’s fiscal year end is July 31.

On February 13, 2023, the Company incorporated a wholly owned subsidiary Tianci Group Holding Limited in the Republic of Seychelles.

Reorganization

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

As a result of the Share Exchange, RQS United became our wholly-owned subsidiary and the former RQS United Stockholders became our controlling stockholders. The share exchange transaction was treated as a reverse acquisition, with RQS United as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of RQS United and its consolidated subsidiary, Roshing.

RQS United is a holding company incorporated on November 4, 2022 in the Republic of Seychelles. RQS United has no substantive operations other than holding 90% of the outstanding share capital of its subsidiary, Roshing, which was incorporated on June 22, 2011 in Hong Kong and is principally engaged in sales of electronic device hardware components, development of software and websites, technical consulting, and maintenance support on customized software. Roshing’s business is primarily carried out in Hong Kong and China.

Prior to the Share Exchange, the Company was a shell company as defined in Rule 12b-2 under the Exchange Act. As a result of the transactions under the Exchange Agreement, the Company ceased to be a shell company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial information referred to above has been prepared and presented in U.S. dollars in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. This report on Form 10-Q should be read in conjunction with the Company’s financial statements for the years ended July 31, 2022 and 2021 and notes thereto included in the Company’s Form 8-K filed with the SEC on March 6, 2023.

Results of the nine months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the year ending July 31, 2023 or any other future periods.

Principles of consolidation

The unaudited interim consolidated financial statements include the financial statements of Tianci and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

 Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting periods. Actual results could differ from these good faith estimates and judgments.

Foreign currency translation and transactions

The Company uses the U.S. dollar as its reporting currency and functional currency. Transaction gains and losses are recognized in the consolidated statement of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. The Company maintains its bank accounts in United States and Hong Kong.

Accounts receivable, net

Accounts receivable include trade accounts due from customers which are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of April 30, 2023 and July 31, 2022, no allowance for doubtful accounts was deemed necessary.

Fair Value Measurements

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company.

The accounting standard defines fair value, establishes as a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in inactive markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial instruments included in current assets and current liabilities (such as cash, accounts receivable, due from related party accounts payable, and due to related parties) are reported in the unaudited consolidated balance sheets at cost, which approximates fair value because of the short period of time between the origination of such instruments and their expected realization.

Revenue recognition

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606. This standard requires the use of a five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identifies the contract with the customer, (ii) identifies the performance obligations in the contract, (iii) determines the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocates the transaction price to the respective performance obligations in the contract, and (v) recognizes revenue when (or as) the Company satisfies the performance obligations.

The Company records revenue net of sales taxes which are subsequently remitted to governmental authorities and are excluded from the transaction price.

The Company’s revenue recognition policies are as follows:

a. Electronic Device Hardware Components Products Sales

The Company is a distributor of electronic device hardware components and generates revenue through resale of these components. The Company’s products include high performance computer chips, Wi-Fi modules, Bluetooth modules, 4G network modules, LED screens, and touch screens. In accordance with ASC 606, Revenue Recognition: Principal Agent Consideration, an entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. Otherwise, the entity is an agent in the transaction. The Company evaluates three indicators of control in accordance with ASC 606: 1) For hardware sales, the Company is the most visible entity to customers and assumes fulfillment risk and risks related to the acceptability of products, including addressing customer complaints directly and handling of product returns or refunds directly. 2) The Company is exposed to inventory risk before transfer of control to customers 3) The Company determines the resale price of hardware products. After evaluating the above circumstances, the Company considers itself the principal of these arrangements and records hardware sales revenue on a gross basis.

Hardware sales contracts are on a fixed price basis with no separate sales rebate, discount, or other incentive. Revenue is recognized at a point in time when the Company has delivered products that have been accepted by its customer with no future obligations. The Company generally permits returns of products due to product failure; however, returns are historically insignificant.

b. Software and Website Development Services

The Company generates revenue by developing customized freight shipping and related logistic software and websites, which are generally on a fixed-priced basis. The software helps wholesalers, ecommerce retailers, and freight shipping providers to manage complex workflows and improve work efficiency. The Company generally has no enforceable right to payment for performance completed to date and is only entitled to payment after software is fully developed, delivered, tested, and accepted by the customer. As a result, revenues from software development contracts are recognized at a point in time when services are fully rendered, and written acceptances have been received from customers.

c. Technical Consulting and Training Services

The Company provides technical consulting and training services to help customers, generally its existing customers, to better understand and properly use its customized software and related hardware. Services are generally carried out on a per-time fixed rate basis. Revenue is recognized at a point in time when service is rendered and the customer confirms the completion of consulting or training.

d. Software Maintenance and Business Promotion Services

The Company provides software maintenance service to keep customer’s software up to date and assists customers in promoting business with ongoing marketing support. The Company charges a flat rate for a fixed duration on a subscription basis, generally 12 months. Revenue is recognized ratably each month over the contract period.

Cost of revenues

For hardware products sales, the cost of revenue consists primarily of the costs of hardware products sold.

For software related services, the cost of revenue consists primarily of costs paid to outsourced service providers and compensation expenses paid the Company’s software engineers.

Advertising costs

Advertising costs amounted to $0 and $192 for the three months ended April 30, 2023 and 2022, respectively, and $192 and $192 for the nine months ended April 30, 2023 and 2022 respectively. Advertising costs are expensed as incurred and included in selling and marketing expenses.

Operating leases

Effective August 1, 2022, the Company adopted FASB ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require the Company to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. Upon adoption of ASU 2016-02 effective August 1, 2022, the Company recognized a $8,704 right of use (“ROU”) asset and operating lease liabilities in January 2023 based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 5%.

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All of the Company’s real estate leases are classified as operating leases.

Lease payments for an operating lease transitioning to ASC 842 using the effective date are based on future payments at the transition date and on the present value of lease payments over the remaining lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company use its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as the Company does not have reasonable certainty at lease inception that these options will be exercised. The Company generally considers the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. The Company has elected the short-term lease exception; therefore, operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Lease expense is recognized on a straight-line basis over the lease term.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations.

Income taxes

The Company accounts for current income taxes in accordance with the laws of the relevant tax authorities. The charge for taxation is based on the results for the fiscal year as adjusted for items which are non-taxable or non-deductible. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited interim consolidated financial statements and the corresponding tax bases used in the computation of taxable income (loss). In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the statements of operations, except when it is related to items credited or charged directly to equity, in which case the deferred tax is dealt with in equity. Net deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax for uncertain tax positions are classified as income tax expense in the period incurred.

The Hong Kong tax returns filed for 2016 and subsequent years are subject to examination by the applicable tax authorities.

The US tax returns filed for 2020 and subsequent years are subject to examination by the applicable tax authorities.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended April 30, 2023 and 2022, there were no dilutive shares outstanding.

Noncontrolling Interests

The Company’s noncontrolling interest represents the minority shareholder’s 10% ownership interest inRoshing. The noncontrolling interest is presented in the unaudited consolidated balance sheets separately from stockholders’ equity attributable to RQS United. Noncontrolling interest in the results of Roshing are presented on the unaudited consolidated statements of operations as allocations of the total income or loss of Roshing for the three and nine months ended April 30, 2023 and 2022 between the noncontrolling interest holder and the shareholders of RQS United.

Related parties

Parties, which can be a corporation, other business entity, or individual, are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Recently issued accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments — Credit Losses — Available-for-Sale Debt Securities. The amendments in this Update provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU No. 2019-10, which updates the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning August 1, 2023 as the Company is qualified as an emerging growth company. The Company is currently evaluating the impact ASU 2019-05 may have on its unaudited consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of this standard on August 1, 2022 did not have a material impact on the Company’s unaudited consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning August 1, 2021. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this standard on August 1, 2021 did not have a material impact on the Company’s unaudited consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited consolidated Financial Statements.

NOTE 3 – RELATED PARTIES BALANCES AND TRANSACTIONS

Due from related party consists of:

Due from related party represents a receivable of $54,134 from RQS Capital, which was subsequently collected.

Due to related parties consist of:

		Transaction	April 30,	July 31,
Name	Relationship	Nature	2023	2022
Zhigang Pei	Tianci chief executive officer from August 26, 2021 to January 27, 2023	Working capital advances and operating expenses paid on behalf of the Company	$220,909	$–
RQS Capital	Parent Company	Company cash collection due to RQS Capital	32,132	–
Ying Deng	RQS Capital 30% owner and Roshing’s 10% minority interest owner	Working capital advances and operating expense paid on behalf of the Company	41,902	194,794

TOTAL			$294,943	$194,794

These liabilities are unsecured, non-interest bearing, and due on demand.

Employment agreements with officers and director retainer agreements

Tianci currently maintains four employment agreements and three director retainer agreements with its officers and directors. The agreements have terms of 3 years and each provide for monthly compensation in amounts ranging from $1,300 per month to $3,800 per month.

For the three and nine months ended April 30, 2023, we accrued management compensation expenses of $60,000. These amounts are included in “general and administrative expenses” in the accompanying consolidated statement of operations.

Office space sharing agreement with related parties

On August 28, 2021, Roshing entered into an office space sharing agreement with Shufang Gao, 60% owner of RQS Capital and Ying Deng, 30% owner of RQS Capital, for office space in Shenzhen, China. The agreement provides for Gao and Deng, sub lessees under a separate office space sharing agreement relating to the use of the premises from August 28, 2021 to August 31, 2024, to pay monthly rent to the lessee ranging from RMB 12,320 (approximately $1,827) to RMB 13,583 (approximately $2,014) on behalf of Roshing. The agreement is continuous until amended in writing by either party at their sole discretion. The rent expenses paid by Gao and Deng are billed directly to Gao and Deng by the Lessee and the sublease is between Gao and Deng and the Lessee. The Company has no obligation, directly or indirectly, to reimburse or otherwise compensate Gao and Deng for paying these expenses. For the three months ended April 30, 2023 and 2022, the Company has accounted for this agreement by charging general and administrative expenses for $5,648 and $5,832, respectively, and crediting additional paid-in capital for $5,648 and $5,832, respectively. For the nine months ended April 30, 2023 and 2022, the Company has accounted for this agreement by charging general and administrative expenses for $14,727 and $14,496, respectively, and crediting additional paid-in capital for $14,727 and $14,496, respectively.

NOTE 4 – STOCKHOLDERS EQUITY

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

The following table sets forth information, as of April 30, 2023, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

Class	Shares Authorized	Shares Outstanding
Common Stock, $.0001 par value	100,000,000	5,903,481
Series A Preferred Stock, $.0001 par value	80,000	80,000
Undesignated Preferred Stock, $.0001 par value	20,000,000	0

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

Issuances of Preferred Stock and Common Stock

On January 27, 2023, Tianci sold 80,000 shares of its Series A Preferred Stock to RQS Capital for $24,000 cash.

On March 1, 2023, Tianci sold a total of 1,253,333 shares of its common stock to 13 non-US persons at a price of $0.30 per share or $376,000 total.

On March 6, 2023, Tianci issued 1,500,000 shares of its common stock to RQS Capital pursuant to the Share Exchange Agreement dated March 3, 2023 (see Note 1 above).

Also on March 6, 2023 pursuant to the Share Exchange Agreement dated March 3, 2023, Tianci issued a total of 700,000 shares of its common stock to nine employees or affiliates of Roshing to induce continued services to Roshing. For the three and nine months ended April 30, 2023, the Company accounted for this issuance by expensing the $210,000 estimated fair value of the 700,000 shares of common stock to (1) cost of revenues-services ($144,000), (2) selling and marketing ($36,000), and (3) general and administrative ($30,000).

NOTE 5 – INCOME TAXES

Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income(loss) from recurring operations and adjusting for discrete tax items arising in that quarter.

The Company had an effective tax rate of (0.41%) and 16.5% for the three months ended April 30, 2023 and 2022, and (0.69%) and 16.5% for the nine months ended April 30, 2023 and 2022, respectively. The Company has incurred U.S. operating losses and has minimal taxable profits in foreign jurisdictions.

The Company has evaluated all available evidence, both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against its United States deferred tax assets.

The Company is subject to income taxes in the United States and foreign jurisdictions. As of April 30, 2023, tax years 2020 and forward generally remain open for examination for U.S. federal and state tax purposes, and tax years 2017 and forward generally remain open for examination for foreign tax purposes.

The Company has applied ASC 740 and determined that it does not have uncertain tax positions giving rise to unrecognized tax benefits for each of the three and nine months ended April 30, 2023 and 2022. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on stock repurchases. For the three and nine months ended April 30, 2023, the Inflation Act had no material impact to the Company. The Company is continuing to evaluate the various provisions of the Inflation Act and does not anticipate the impact, if any, will be material to the Company.

NOTE 6 — CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The cash balance in each financial institution in the United States is insured by the FDIC up to $250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately US$64,000) if the bank with which an individual/company holds its eligible deposit fails. As of April 30, 2023, a cash balance of $140,695 was maintained at a financial institution in Hong Kong of which approximately $76,000 was subject to credit risk. Management believes that the financial institution is of high credit quality and continually monitors its credit worthiness.

Customer concentration risk

For the nine months ended April 30, 2023, two customers accounted for 47.7% and 14.1% of the Company’s total revenues. For the nine months ended April 30, 2022, one customer accounted for 100% of the Company’s total revenues.

As of April 30, 2023, one customer accounted for 100% of the Company’s total accounts receivable. As of July 31, 2022, five customers accounted for 41.1%, 24.4%,10.8%, 10.8%, and 10.5% of the Company’s total accounts receivable.

Vendor concentration risk

For the nine months ended April 30, 2023, two vendors accounted for more than 75.8% and 15.8% of the Company’s total purchases.

As of April 30, 2023, two vendors accounted for 86.9% and 13.1% of the Company’s total accounts payable. As of July 31, 2022, four vendors accounted for 44.5%, 28.1%, 16.6%, and 10.8% of the Company’s total accounts payable.

NOTE 7— COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has an office space sharing agreement with Shufang Gao and Ying Deng to use office space located in Shenzhen, China. (See Note 3)

On January 1, 2021, Roshing entered into an operating lease agreement for office space in Hong Kong with a third party. The agreement had a term of two years and provided for monthly rent of HKD 2,800 (approximately $360). On January 13, 2023, the Company entered a new operating lease agreement for office space in Hong Kong with a third party for two years with monthly rent of HKD 3,000 (approximately $382). Upon adoption of ASU 2016-02 effective August 1, 2022, the Company recognized a $8,704 right of use (“ROU”) asset and operating lease liabilities in January 2023 based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 5%.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration.

As of April 30, 2022, the Company’s operating leases had a weighted average remaining lease term of approximately 1.67 years

Rent expenses were $6,794 and $6,909 for the three months ended April 30, 2023 and 2022, respectively, and $17,870 and $17,732 for the nine months ended April 30, 2023 and 2022, respectively.

The total future minimum lease payments under the non-cancellable operating leases as of April 30, 2023 are as follows:

Year ending July 31,	Minimum lease payments
(Unaudited)
2023 (remaining three months)	$1,146
2024	4,586
2025	2,096
Total lease payments	7,828
Less: Interest	(333)
Present value of lease liabilities	$7,496

Future amortization of the Company’s ROU asset is presented below:

Year ending July 31,
(Unaudited)
2023 (remaining nine months)	$1,059
2024	4,368
2025	2,069
Total	$7,496

Contingencies

From time to time, the Company may be a party to legal proceedings, as well as certain asserted and un-asserted claims.

NOTE 8 — ENTERPRISE WIDE DISCLOSURE

The Company follows ASC 280, Segment Reporting, which requires companies to disclose segment data based on how management makes decisions about allocating resources to each segment and evaluates their performances. The Company’s chief operating decision-makers (i.e., the Company’s chief executive officer and her direct assistants, including the Company’s chief financial officer) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues, cost of revenues, and gross profit by business lines and by regions (primarily in Hong Kong and Singapore) for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by ASC 280, the Company considers itself to be operating within one reportable segment.

Disaggregated information of revenues by business lines are as follows:

	For the three months ended April 30,		For the nine months ended April 30,
	2023 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2022 (Unaudited)
Electronic Device Hardware Components Sales	$115,000	$–	$294,880	$–
Technical Consulting and Training Services	–	–	14,470	8,792
Software Maintenance and Business Promotion Services	29,013	–	57,763	–
Total revenues	$144,013	$–	$367,113	$8,792

Disaggregated information of revenues by regions are as follows:

	For the three months ended April 30,		For the nine months ended April 30,
	2023 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2022 (Unaudited)
Hong Kong	$122,500	$–	$331,850	$8,792
Singapore	21,513	–	35,263	–
Total revenues	$144,013	$–	$367,113	$8,792

NOTE 9 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has performed subsequent events procedures through the date these financial statements were issued and determined that there are no reportable subsequent events.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On March 3, 2023, Tianci acquired ownership of RQS United Group Limited, a company organized under the laws of the Republic of Seychelles (“RQS United”), pursuant to the Share Exchange Agreement dated March 3, 2023 among the Company, RQS United and RQS Capital Limited, the prior owner of RQS Limited.

RQS United is a holding company incorporated in the Republic of Seychelles. RQS United has no operations other than holding 90% of the outstanding share capital of its subsidiary, Roshing International Co., Ltd., a company organized under the laws of Hong Kong (“Roshing”). Roshing was incorporated on June 22, 2011 and is engaged in the sale of components of electronic devices, development of software and websites, technical consulting, and providing maintenance support on customized software. Roshing’s business is primarily carried out in Hong Kong, although we realize a substantial portion of our software development revenue in Singapore.

Results of Operations

Comparison of Three Months Ended April 30, 2023 and 2022

	For the three months ended April 30,
	2023	2022	Change	Change Percentage
Revenues	144,013	–	144,013	100%
Cost of Revenues	260,700	9,026	251,674	2788%
Gross loss	(116,687)	(9,026)	-107,661	1193%
Selling and marketing	39,532	2,131	37,401	1755%
General and administrative	157,909	13,262	144,647	1091%
Loss from operations	(314,128)	(24,419)	-289,709	1186%
Provision for (benefit from) income taxes	1,280	(4,029)	5,309	-132%
Net loss	(315,408)	(20,390)	-295,018	1447%
Less: net (loss) attributable to non-controlling interest	(19,214)	(2,039)	-17,175	842%
Net (loss) attributable to Tianci	(296,194)	(18,351)	-277,843	1514%

Revenues

During the three months ended April 30, 2023, our revenue increased to $144,013 for the three months ended April 30, 2023 from $0 for the three months ended April 30, 2022. The increase was mainly attributed to a significant increase in hardware product sales, and the rendering of software maintenance services. We have one new hardware customer for total sales of $115,000 for the three months ended April 30, 2023, as compared to no hardware sales for the three months ended April 30, 2022. Software maintenance and business promotion services, a new line of service we provide to customers, contributed $29,013 to our revenue for the three months ended April 30, 2023 as compared to $0 in the same period of 2022.

Our revenues from our revenue categories are summarized as follows:

	For the Three Months Ended April,
	2023	2022
Product Revenues	$115,000	$–
Service Revenues	$29,013	$–
	$144,013	$–

Cost of Revenues

Total cost of revenues increased by $251,674, or approximately 2788%, to $260,700 for the three months ended April 30, 2023 as compared to $9,026 for the three months ended April 30, 2022. The increase in the cost of revenues is a direct result of our increase in revenue.

Our cost of revenues from our revenue categories are summarized as follows:

	For the Three Months Ended April 30,
	2023	2022
Cost of Product	$88,550	$–
Cost of Service	$172,150	$9,026
	$260,700	$9,026

Our cost of revenues from hardware product sales increased to $88,550 for the three months ended April 30, 2023, from $0 for the three months ended April 30, 2022, as we had no hardware product sales during the earlier quarter.

Our cost of revenues from software related services increased by $163,124 to $172,150 for the three months ended April 30, 2023, from $9,026 for the three months ended April 30, 2022. The increase in cost of revenues from software related services resulted from the increase of revenues from software related service for the quarter ended April 30, 2023, as we incurred the cost of internal software developers’ compensation, including stock-based compensation of $144,000.

Gross Profit

Our gross loss increased by $107,661 to $116,687 for the three months ended April 30, 2023 from $9,026 for the three months April 30, 2022. The increase in gross loss was primarily due to the increase in our overall cost of revenues, as discussed above. For the three months ended April 30, 2023, our overall gross loss margin was 81%. There was a dramatic change in our gross loss margin as we added more business lines to the Company in 2022, having had no hardware sales for the three months ended April 30, 2022.

The gross profit margin of hardware products for the three months ended April 30, 2023 was 23.0%. The gross loss margin of our software related services increased to 493.4% for the three months ended April 30, 2023 as we increased total salary and stock compensation to our internal software developers.

Operating Expenses

There was significant change in our total operating expenses, which were $197,441 and $15,393 for the three months ended April 30, 2023, and 2022 respectively. Our operating expenses primarily include payroll expenses, advertisements and rents. The increase was mainly due to the stock compensation we issued to the selling and general administrative personnel for their continued service after the reverse merger, including $36,000 stock-based compensation which was included in selling and marketing expense for the three and nine months ended April 30, 2023, and another $30,000 stock-based compensation which was included in general and administrative expenses for the three and nine months ended April 30, 2023.

Income tax expense

Our income tax expense and (benefit) amounted to $ 1,280 and $ (4,029) for the three months ended April 30, 2023, and 2022, respectively. The change was mainly due to the minimum tax on profits imposed in Hong Kong.

Comparison of Nine Months Ended April 30, 2023 and 2022

	For the nine months ended April 30,
	2023	2022	Change	Change Percentage
Revenues	367,113	8,792	358,321	4076%
Cost of Revenues	448,055	23,245	424,810	1828%
Gross loss	(80,942)	(14,453)	-66,489	460%
Selling and marketing	47,692	8,160	39,532	484%
General and administrative	191,184	35,438	155,746	439%
Loss from operations	(319,818)	(58,051)	-261,767	451%
Provision for (benefit from) income taxes	2,219	(9,578)	11,797	-123%
Net loss	(322,037)	(48,473)	-273,564	564%
Less: net (loss) attributable to non-controlling interest	(19,877)	(4,847)	-15,030	310%
Net (loss) attributable to Tianci	(302,160)	(43,626)	-258,534	593%

Revenues

During the nine months ended April 30, 2023, our revenue increased by $358,321, or approximately 4076%, to $367,113 for the nine months ended April 30, 2023 from $8,792 for the nine months ended April 30, 2022. The increase was mainly attributed to a significant increase in hardware product sales, and the rendering of software maintenance services. We have 5 new hardware customers for total sales of $294,880 for the nine months ended April 30, 2023, as compared to no hardware sales for the nine months ended April 30, 2022. Software maintenance and business promotion services, a new line of service we provide to customers, contributed $72,233 to our revenue for the nine months ended April 30, 2023 as compared to $8,792 in the same period of 2022.

Our revenues from our revenue categories are summarized as follows:

	For the Nine Months Ended April 30,
	2023	2022
Product Revenues	$294,880	$–
Service Revenues	$72,233	$8,792
	$367,113	$8,792

Cost of Revenues

Total cost of revenues increased by $424,810, or approximately 1828%, to $448,055 for the nine months ended April 30, 2023 as compared to $23,245 for the nine months ended April 30, 2022. The increase in the cost of revenues is a direct result of our increase in revenue.

Our cost of revenues from our revenue categories are summarized as follows:

	For the Nine Months Ended April 30,
	2023	2022
Cost of Product	$227,660	$–
Cost of Service	$220,395	$23,245
	$448,055	$23,245

Our cost of revenues from hardware product sales increased to $227,660 for the nine months ended April 30, 2023, from $0 for the nine months ended April 30, 2022, as we had no hardware product sales during the earlier quarter.

Our cost of revenues from software related services increased by $197,150 to $220,395 for the nine months ended April 30, 2023, from $23,245 for the nine months ended April 30, 2022. The increase in cost of revenues from software related services resulted from the increase of revenues from software related service for the nine months ended April 30, 2023, as we incurred the cost of internal software developers’ compensation.

Gross Profit

Our gross loss increased by $66,489 to $80,942 for the nine months ended April 30, 2023 from $14,453 for the nine months April 30, 2022. The increase in gross loss was primarily due to the increase in our overall cost of revenues, as discussed above. For the nine months ended April 30, 2023 and 2022, our overall gross loss margin percentage was 22.0% and 164.4%, respectively. There was a dramatic change in our gross profit margin percentage as we added more business lines to the Company in 2022, having had no hardware sales for the nine months ended April 30, 2022.

The gross profit margin percentage of hardware products for the nine months ended April 30, 2023 was 22.8%. The gross profit margin percentage of our software related services increase to 205.1 % for the nine months ended April 30, 2023 as we increased total salary and stock compensation to our internal software developers.

Operating Expenses

There was significant change in our total operating expenses, which were $238,876 and $43,598 for the nine months ended April 30, 2023, and 2022, respectively. Our operating expenses primarily include payroll expenses, advertisements and rents. The increase was mainly due to the stock compensation we issued to the selling and general administrative personnel for their continued service after the reverse merger.

Income tax expense

Our income tax expense and (benefit) amounted to $ 2,219 and $ (9,578) for the nine months ended April 30, 2023, and 2022, respectively. The change was mainly due to the minimal taxable profits in Hongkong.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. As of April 30, 2023, our working capital was $(252,291), our cash amounted to $263,069, our current assets were $434,707 and our current liabilities were $686,998. To date, we have financed our operations primarily through capital contributions and advances from shareholders. At April 30, 2023 we owed $294,943 to related parties (See Note 3 of the interim financial statement) and $180,800 to officers for compensation under their employment agreements.

The primary component of our working capital at April 30, 2023 was accounts receivable totaling $115,004. Roshing generally affords its customers payment terms of six months as a means of attracting new customers. At April 30, 2023, no account receivable was past-due. Roshing considered that fact and also examined the creditworthiness of its customers and determined that no allowance for doubtful accounts was required.

After debt to related parties, the primary offset to working capital at April 30, 2023 was accounts payable. At April 30, 2023 accounts payable totaled $146,789. Most of Roshing’s vendors allow Roshing five-to-six months to pay their invoices. These terms on Roshing’s payables allow Roshing to offset the effect on cash flow of the six-month terms that Roshing gives to most of its customers.

We believe our liquidity and working capital will be sufficient to sustain our business operation for the next twelve months. We may, however, need additional cash resources in the future if there are changes in business conditions or other developments or if the company finds and wishes to pursue opportunities for investment, acquisition, capital expenditure, or similar actions.

We are planning to enter the glass sales industry in 2023, which may require significant capital expenditure for developing the business. If we determined that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following summarizes the key components of our cash flows for the nine months ended April 30, 2023 and 2022.

	For the Nine Months Ended
	April 30,
	2023	2022
Net cash provided by (used in) operating activities	314,294	(58,051)
Net cash used in investing activities	–	–
Net cash provided by (used in) financing activities	(72,462)	56,451
Net change in cash and restricted cash	241,832	(1,600)

Operating activities

Net cash was provided in operating activities for the the nine months ended April 30, 2023 primarily because our accounts receivable decreased by $622,659 during the period, as we made efforts on the collection process. The decrease was net against the decrease of $301,283 in our accounts payable balance attributable to payment to our vendors. In addition, our operating loss of $322,037 included $211,208 in various noncash items.

Net cash used in operating activities for the nine months ended April 30, 2022, was primarily attributable to net loss of $(48,473) and noncash deferred income tax benefit adjustment $9,578.

Investing activities

The company has no investing activities for the nine months ended April 30, 2023 and 2022.

Financing activities

Net cash used in financing activities for the the nine months ended April 30, 2023 was $72,462, which was primarily attributable to our repayment of a working capital advance by a related party in the amount of $341,884. Cash outflow was offset by the $61,490 in working capital advance from related parties, $73,369 in operating expenses that were paid directly by shareholders, the payments of Shenzhen China rent by related parties amounting to $14,727, the receipt of a subscription receivable of $50,000, and a capital contribution of $65,650.

Net cash provided by financing activities for the the nine months ended April 30, 2022 was $56,451, which, was primarily attributable to a $2,008 working capital advance from a related party, the payments of Shenzhen China rent by related parties amounting to $14,496, and operating expenses paid by shareholders in the amount of $52,227. Cash inflow was offset by a $12,280 repayment of working capital advance to related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Impact of the COVID-19 Pandemic

The global outbreak of COVID-19 and resulting health crisis has caused, and continues to cause, significant and widespread disruptions to the Hong Kong and global economies, financial and consumer markets. We believe, however, that the COVID-19 outbreak has had very limited impact on our business.

During the course of the COVID-19 pandemic, public health officials and other governmental authorities have imposed and may impose new mitigation measures, regulations and requirements to address the spread of COVID-19. Public health officials and other governmental authorities also have imposed directives and may impose additional directives that could require changes in our business practices. The scope and duration of these mitigation measures and directives continue to evolve throughout the course of the COVID-19 pandemic. Depending on the future course of COVID-19 and further outbreaks, we may experience restrictions and temporary closures of our offices.

Although we have continued to serve our clients and operate our business throughout the COVID-19 pandemic, there can be no assurance that future events will not have an effect on our business, results of operations or financial condition because the extent and duration of the health crisis remains uncertain. Future adverse developments in connection with the COVID-19 crisis, including further outbreaks and new strains or variants of COVID-19, evolving international, federal, state and local restrictions and safety regulations in response to COVID-19, changes in consumer behavior and health concerns, the pace of economic activity in the wake of COVID-19, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or our financial results and business performance in future periods.

We continue to actively manage the impact of the COVID-19 crisis as we face continued uncertainty regarding the impact COVID-19 will have on our financial operations in the near and long term. The need for, or timing of, any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus along with the adoption and continued effectiveness of vaccines, status of government orders, directives and guidelines, recovery of the business environment, global supply chain conditions, economic conditions, and consumer demand for our products and services, all of which are highly uncertain.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

In connection with the preparation of our financial statements for the three and nine months April 30, 2023, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

Accounts receivable, net

Accounts receivable include trade accounts due from customers. Our accounts receivable are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of April 30, 2023 and July 31, 2022, no allowance for doubtful accounts was deemed necessary. This determination was primarily based on the fact that the accounts were current and the creditors appeared credit-worthy.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued. The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive income and statements of cash flows.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the third quarter of fiscal year 2023, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2023.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
On April 13, 2023 Zhigang Pei resigned from his position as the Company’s Chief Financial Officer. On the same date, the Board of Directors appointed Shufang Gao to serve as Chief Financial Officer.

Item 6.	Exhibits

31-a(1)	Rule 13a-14(a) Certification of CEO and CFO
32-a(1)	Rule 13a-14(b) Certification of CEO and CFO
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.

Date: June 13, 2023	By: /s/ Shufang Gao Shufang Gao, Chief Executive Officer; Chief Financial Officer

