Form 10-K
period 2023-07-31
Tianci International, Inc.
filed 2023-10-23
CIK 1557798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JULY 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-184061

TIANCI INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-5540446
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

401 Ryland Street, Suite 200-A, Reno, NV 89502, USA
(Address of Principal Executive Offices)
Registrant’s Telephone Number: 509-768-2249

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	Not Applicable

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31. 2023 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $1,393,153.

As of October 20, 2023, there were 5,903,481 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Annual Report contains certain forward-looking statements regarding Tianci International, Inc., its business and financial prospects. All statements that address events or developments that we expect or anticipate will occur in the future are forward-looking statements. These statements represent Management’s best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report, including the contingencies described in this Report under Item 1A titled "Risk Factors".

Because these and other risks may cause the Company’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

PART 1

Item 1. Business

The Share Exchange

On March 6, 2023 Tianci International, Inc. ("Tianci"), which had previously been a shell corporation with no business operations, completed a share exchange with RQS Capital Limited (“RQS Capital”), in which RQS Capital transferred all of the issued and outstanding capital stock of RQS United Group Limited (“RQS United”) to Tianci, and Tianci issued to RQS Capital 1,500,000 shares of its common stock and paid a cash price of $350,000 (the “Share Exchange”).

RQS United is a holding company incorporated in the Republic of Seychelles. RQS United has no operations other than holding 90% of the outstanding share capital of its subsidiary, Roshing International Co., Ltd., a company organized under the laws of Hong Kong (“Roshing”). Shufang Gao and Ying Deng, who are officers and members of Tianci's Board of Directors are also officers and directors of Roshing. Ying Deng owns the 10% of Roshing that is not owned by RQS United.

The Share Exchange has been accounted for as a “reverse acquisition” effected as a recapitalization, wherein RQS United was considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized on Tianci’s financial statements.

The Business of Roshing

Roshing was incorporated on June 22, 2011 and is engaged in the sale of components of electronic devices, development of software and websites, technical consulting, and providing maintenance support on customized software. Roshing’s business is primarily carried out in Hong Kong, although we realize a substantial portion of our software development and related services revenue in Singapore.

To date, Roshing has carried on operations in five categories:

a. Electronic Device Hardware Components Product Sales

Roshing distributes hardware components to manufacturers of electronic devices. Roshing’s product line includes high performance computer chips, Wi-Fi modules, Bluetooth modules, 4G network modules, LED screens, and touch screens. Roshing markets off-the-shelf products, which it ships directly from the manufacturer to Roshing’s customer.

b. Software and Website Development Services

Roshing develops customized freight shipping and related logistic software and websites. The software helps wholesalers, ecommerce retailers, and freight forwarders to manage complex workflows and improve work efficiency by enabling shipping workflow management, sea shipping container management, ecommerce inventory and shipping management, and logistics data analysis.

c. Technical Consulting and Training Services

Roshing provides technical consulting and training services to help customers, generally its existing customers, to better understand and properly use its customized software and related hardware. Services are generally carried out on a per-time fixed rate basis.

d. Software Maintenance and Business Promotion Services

Roshing provides software maintenance service to keep customer’s software up to date. Roshing also assists customers in promoting business with ongoing marketing support. The Company charges a flat rate for a fixed duration on a subscription basis, generally 12 months.

e. Business Consulting Services

Roshing assists business enterprises in preparing applications for immigration and non-immigration visas. Roshing performs background checks and cash analysis, then assists the client in preparing the visa application(s). The Company charges a flat fee for these services.

Moving forward, by leveraging the professional experience and market resources of the senior management team, Roshing is expected to provide a wide variety of shipping & freight forward services, including sea freight forwarding, air freight forwarding, trucking, and warehousing.

Marketing

Roshing markets its hardware products directly to the electronic device industry and markets its software directly to wholesalers. In each case, the primary method of marketing is participation by our engineering staff in events such as expos, seminars and industry association meetings that are focused on our target markets. We present Roshing as a valuable assistant to the customer, with the goal of developing a long-term relationship with repeat orders. As a result of this strategic focus, almost 96% of our sales during fiscal year 2022 were made to just five customers, and 52% of our sales during fiscal year 2023 were made to two customers.

Vendors

Roshing distributes electronic components manufactured by a variety of vendors. There is no vendor that, were our relationship to terminate, we could not adequately replace promptly.

Roshing employs two software engineers and a logistics project manager, who are together dedicated to fulfillment of the software development contracts entered by Roshing. When the flow of software development contracts exceeds the production capacities of those three employees, Roshing subcontracts to third party developers that it has tested for competence.

The core software package that Roshing markets to wholesalers was designed under an Entrusted Custom Development Protocol signed by Roshing and Vendor A. The Protocol provides for Vendor A’s continued involvement in Roshing’s marketing of software, detailing the terms under which Roshing may engage Vendor A to develop specific applications of the software package for customers of Roshing.

Competition

Roshing competes in all of its market operations with a large number of competitors, big and small. Roshing competes based on the quality of its services and attention to the needs of its customers. Specifically, we focus on the following factors to capture customer preference:

•	Commitment to product and service quality, development, and innovation.

Our emphasis on highly customized software solutions and high-quality hardware products attaches an aura of quality to our market presence.

•	Comprehensive and high standard product range.

We offer a wide range of high quality and sophisticated hardware component products.

•	Special focus on logistic industry

Our software-related services provide a comprehensive solution for customers in the logistic industry.

Employees

Roshing has eight employees in addition to its directors: Shufang Gao and Ying Deng. Two employees are focused on marketing and administration; the remaining six are engineers or project managers. Roshing believes its relations with its employees are good.

Our Plan for the Future

Our plan is to rely on the following key factors to enable the growth of our business.

•	Our ability to retain and increase customers

Our ability to increase our revenues and our profitability will depend on our ability to retain our existing customers as well as to continue to increase our customer base and revenue per customer. To achieve this, we strive to increase our marketing efforts and to enhance the quality and capabilities of our software solutions. Currently we have customers in Hong Kong and Singapore, and we expect to continue expanding our business to other countries of the Asia-Pacific region.

•	Investment in talent

We believe that a core element of the competitiveness of our business is talent. To retain existing and attract potential customers, we will continue to rely on our people and their knowledge and experience in the industry. We intend to acquire top talent to keep pace with the growth of our target industries and continue to offer cutting-edge hardware and software solutions.

•	Our ability to pursue strategic opportunities for growth

To enhance Roshing’s capabilities, we intend to pursue strategic acquisitions and make investments in select technologies and businesses, particularly in industries with which our senior management has experience. We believe that a solid acquisition and investment strategy will be critical for us to accelerate our growth and strengthen our competitive position in the future.

Item 1A. Risk Factors

Investing in our common stock involves risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks is realized, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

I. RISKS RELATED TO OUR BUSINESS

We have a limited operating history and face significant challenges and will incur substantial expenses as we build our capabilities.

We have a limited operating history and are subject to the risks inherent in a growing company, including, among other things, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures. As we build our own capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties related to the evolving effects of the COVID-19 pandemic and those described herein. If we are unable to build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer.

We are currently dependent on a small group of customers for most of our revenue. If we cannot expand our customer base many-fold, our business will not be successful.

The revenue generated to date by our business has come from a small number of customers. During the year ended July 31, 2022, five customers were responsible for over 95% of our revenue. During the year ended July 31, 2023, two customers were responsible for over 52% of our revenue. In order for Tianci to be viable as a public company, we must multiply our revenue many-fold. To accomplish that, we must dramatically expand our customer base. If we fail to multiply our customers, Tianci’s stock will have no significant value.

If we are unable to hire, retain or motivate qualified personnel, consultants, independent contractors, and advisors, we may not be able to grow effectively.

Our performance will be largely dependent on the talents and efforts of highly skilled individuals that we attract to our company. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization: technological as well as entrepreneurial. Competition for such qualified employees is intense. If we do not succeed in attracting competent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, our future success depends largely on our ability to retain key consultants and advisors. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy.

We do not presently maintain fire, theft, product liability or any other property insurance, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We do not maintain fire, theft, product liability or other insurance of any kind. We bear the economic risk with respect to loss of or damage or destruction to our property and to the interruption of our business, as well as liability to third parties for damage or destruction to them or their property that may be caused by our personnel or products. Such liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects.

II. RISKS RELATED TO DOING BUSINESS IN HONG KONG

All our operations are in Hong Kong. However, due to the long arm provisions under the current PRC laws and regulations, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.

Tianci is a holding company and we conduct our operation through our operating subsidiary Roshing in Hong Kong. Our operations are primarily located in Hong Kong and a few of our clients are PRC corporations. At the present time, we are not materially affected by recent statements by the Chinese Government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. However, due to long arm provisions under the current PRC laws and regulations, there remains regulatory uncertainty with respect to the implementation of Chinese law in Hong Kong. The PRC government may choose to exercise significant oversight and discretion, and the policies, regulations, rules, and the enforcement of laws of the Chinese government to which we are subject may change rapidly and with little advance notice to us or our shareholders. These laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with.

We are aware that recently the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange.

China’s government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and foreign investment in China-based issuers, which may result in a material change in our operations and/or the value of our common stock. The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or way we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our common stock.

We will rely on dividends and other distributions on equity paid by our Hong Kong subsidiary to fund any cash and financing requirements we may have. In the future, the PRC government may impose restrictions on our ability to transfer funds out of Hong Kong to fund operations or for other use outside of Hong Kong. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business and might materially decrease the value of our common stock.

We are a holding company incorporated in the United States, and we rely on dividends and other distributions on equity paid by our subsidiary in Hong Kong for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur. If our subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by Roshing. The PRC laws and regulations do not currently have any material impact on transfers of cash from Roshing to Tianci or from Tianci to Roshing. However, the Chinese government may, in the future, impose restrictions or limitations on our ability to transfer money out of Hong Kong, to distribute earnings and pay dividends to and from the other entities within our organization, or to reinvest in our business outside of Hong Kong. Such restrictions and limitations, if imposed in the future, may delay or hinder the expansion of our business to outside of Hong Kong and may affect our ability to receive funds from our operating subsidiary in Hong Kong. The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case, that restrict or otherwise unfavorably impact the ability or way we conduct our business, could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are implemented, our business, financial condition and results of operations could be adversely affected and such measured could materially decrease the value of our common stock.

Changes in international trade policies, trade disputes, barriers to trade, or the emergence of a trade war may dampen growth in Hong Kong, China and other markets where the majority of our clients reside.

Political events, international trade disputes, and other business interruptions could harm or disrupt international commerce and the global economy, and could have a material adverse effect on us and our customers, service providers, and other partners. International trade disputes could result in tariffs and other protectionist measures which may materially and adversely affect our business.

Tariffs could increase the cost of the goods and products which could affect customers’ investment decisions. In addition, political uncertainty surrounding international trade disputes and the potential of the escalation to a trade war could have a negative effect on customer confidence, which could materially and adversely affect our business. We may also have access to fewer business opportunities, and our operations may be negatively impacted as a result. In addition, the current and future actions or escalations by either the United States or China that affect trade relations may cause global economic turmoil and potentially have a negative impact on our markets, our business, or our results of operations, as well as the financial condition of our customers. and we cannot provide any assurances as to whether such actions will occur or the form that they may take.

Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, Hong Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. However, based on recent political development, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. Hong Kong’s preferential trade status was removed by the United States government and the United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. These and other recent actions may represent an escalation in political and trade tensions involving the U.S, China and Hong Kong, which could potentially harm our business.

III. RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

Even if a market for our common stock develops, the stock price is nevertheless likely to be volatile. You may have difficulty obtaining a price for your shares that you consider reasonable.

Although Tianci’s common stock is listed for trading on the OTC Pink Market maintained by OTC Markets, the market for the common stock is very thin, with only occasional trades at prices that increase or decrease significantly and suddenly. Therefore, if an investor wants to sell shares, there may be no buyer available, or the price offered may be less than the actual value of the shares. Unless and until significant daily volume occurs in the trading market for our shares, the price of the common stock will be affected by many factors that are beyond our control and may not be directly related to our operating performance. As a result of these factors, you cannot be assured that when you are ready to sell your shares, the market price will accurately reflect the value of your shares or that you will be able to obtain a reasonable price for your shares.

Our CEO beneficially owns the majority of our outstanding stock and, accordingly, will have control over stockholder matters, the Company’s business and management.

Shufang Gao, the Chief Executive Officer of Tianci, through his holding company owns securities with 68% of the voting power in Tianci. As a result, Mr. Gao will have the ability to:

•	Elect or defeat the election of our directors;

•	Amend or prevent amendment of our articles of incorporation or bylaws;

•	Effect or prevent a merger, sale of assets or other corporate transaction; and

•	Affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by Mr. Gao, new investors will not be able to effect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholder.

In addition, Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Our Board of Directors is authorized to issue up to 100,000,000 shares of common stock and up to 20,000,000 shares of undesignated preferred stock. Our Board of Directors has the authority to issue additional shares of common stock without consent of any of our stockholders. In addition, our Articles of Incorporation provide that the Board can designate the voting rights, liquidation rights, dividend rights and other rights of holders of the preferred stock. The Board, therefore, could use the Preferred Stock to give an investor group disproportionate voting rights or priority over the common stock in the allocation of benefits from the operations of Roshing, including preferential dividends. The Board could also use the Preferred Stock to create a poison pill to prevent a takeover of Tianci that might be considered beneficial by the common shareholders.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring, or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

Because we will be subject to “penny stock” rules, the level of trading activity in our stock may be reduced.

Until we are able to secure a listing for our common stock on a national securities exchange, it is likely that our common stock will be classified as a “penny stock”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1B. Cybersecurity

Not applicable.

Item 2. Properties

The executive offices of Roshing are located in Hong Kong at 2/F No. 18, Area 2, So Kuwn Wat Village, Tuen Mun Hong Kong. Roshing leases the offices for a monthly rent of HKD 3,000 (@ U.S.$386). The lease terminates on January 12, 2025.

Roshing also utilized office space in Shenzhen, China located at Building 8, 26/F, Suite 2605A, Qianhai Zhuoyue Jinrong Center (Phase 1) Unit 2, Guiwan Area, Nanshan District, Shenzhen. Roshing used the space under a sublease that will terminate on August 31, 2024. The monthly rental (from $1,827 to $2,014) is paid by Shufang Gao and Ying Deng, members of Tianci’s Board of Directors and directors of Roshing, as a contribution to the capital of RQS Limited. The sublease was terminated on May 31, 2023.

Management believes the real property leased by Roshing will be adequate for its operations for the foreseeable future.

Item 3. Legal Proceedings

Neither Tianci International nor any of its subsidiaries is party to material pending legal proceedings, other than ordinary routine litigation incidental to the product distribution business.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a) Market Information

The Company’s common stock is quoted on the OTC Pink Market under the symbol "CIIT". The quotations reported on the OTC Pink Market reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The Company's common stock is thinly traded. The quoted bid and asked prices for the Common Stock vary significantly from week to week. An investor holding shares of the Company's Common Stock may find it difficult to sell the shares and may find it impossible to sell more than a small number of shares at the quoted bid price.

(b) Shareholders

Our shareholders list contains the names of 111 stockholders of record of the Company’s Common Stock.

(c) Dividends

Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of July 31, 2023.

(e) Sale of Unregistered Securities

The Company did not make any sale of unregistered securities during the 4th quarter of fiscal year 2023.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of fiscal year 2023.

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

RQS United is a holding company incorporated in the Republic of Seychelles. RQS United has no operations other than holding 90% of the outstanding share capital of its subsidiary, Roshing International Co., Ltd., a company organized under the laws of Hong Kong (“Roshing”). Roshing was incorporated on June 22, 2011 and is engaged in the sale of components of electronic devices, development of software and websites, technical consulting, and providing maintenance support on customized software. Roshing started also providing immigration-related consulting services in the most recent quarter. Moving forward, by leveraging the professional experience and market resources of the senior management team, Roshing is expected to provide a wide variety of freight forward services, including sea freight forwarding, air freight forwarding, trucking, warehousing, and custom clearance services. Roshing’s business is primarily carried out in Hong Kong, although we realize a substantial portion of our software development revenue in Singapore.

Results of Operations

Comparison of the year ended July 31, 2023 and 2022

	For the year ended July 31,
	2023	2022	Change	Change Percentage
Revenues	452,409	752,839	(300,430)	-40%
Cost of Revenues	456,494	478,521	(22,027)	-5%
Gross (loss) income	(4,085)	274,318	(278,403)	-101%
Selling and marketing	54,169	4,912	49,257	1003%
General and administrative	285,740	77,590	208,150	268%
(Loss) income from operations	(343,994)	191,816	(535,810)	-279%
Provision for income taxes	12,095	31,650	(19,555)	-62%
Net (loss) income	(356,089)	160,166	(516,255)	-322%
Less: net (loss) income attributable to non-controlling interest	(14,879)	16,017	(30,896)	-193%
Net (loss) income attributable to Tianci	(341,210)	144,149	(485,359)	-337%

Revenues

During the year ended July 31, 2023, our revenue decreased by $300,430, or approximately 40%, to $452,409 for the year ended July 31, 2023 from $752,839 for the year ended July 31, 2022. We experienced decline in both product and service revenues in 2023 due to diminishing market demand and our reduction in marketing expenses. We expect our revenue to grow after we add freight forward services to our lines of business.

Our revenues from our revenue categories are summarized as follows:

	For the Year Ended July 31,
	2023	2022
Product Revenues	$294,880	$500,500
Service Revenues	$157,529	$252,339
	$452,409	$752,839

Cost of Revenues

Total cost of revenues decreased by $22,027, or approximately 5%, to $456,494 for the year ended July 31, 2023 as compared to $478,521 for the year ended July 31, 2022. Our cost of revenues from our revenue categories are summarized as follows:

	For the Year Ended July 31,
	2023	2022
Cost of Product	$227,660	$336,644
Cost of Service	$228,834	$141,877
	$456,494	$478,521

The year-to-year decrease in our cost of revenues is primarily attributable to the decrease in our revenue. Thus, our cost of revenues from hardware product sales decreased to $227,660 for the year ended July 31, 2023, from $336,644 for the year ended July 31, 2022, as we experienced a 41% decrease in hardware product sales.

Nevertheless, overall cost of revenue fell only 5%, while overall revenue fell by 40%. The disparity occurred because our cost of revenues from software related services increased by $86,957 to $228,834 for the year ended July 31, 2023, from $141,877 for the year ended July 31, 2022. The increase in cost of revenues from software related services resulted from our grant of common stock as an incentive to our internal software developers. We recorded the $144,000 fair value of the shares as a cost of services.

Gross Profit

We had a gross loss of $4,085 for the year ended July 31, 2023 compared to a gross profit of $274,318 for the year July 31, 2022, which was primarily due to the reduction in revenue without a corresponding reduction in our overall cost of revenues, as discussed above.

The gross profit margin of hardware products decrease by 9.9% to 22.8% for the year ended July 31, 2023, from 32.7% for the year ended July 31, 2022, which was primarily due to rising raw material cost and increasing market competition, which put downward pressure on our pricing. Our software related services resulted in a 45.3 % gross loss for the year ended July 31, 2023, again primarily due to the stock-based compensation issued to our developers.

Operating Expenses

There was significant change in our total operating expenses, which were $339,909 and $82,502 for the year ended July 31, 2023, and 2022, respectively. Our operating expenses primarily include payroll expenses, advertising and rent. The increase was partially due to the stock compensation valued at $66,000 that we issued to the selling and general administrative personnel for their continued service after the reverse merger. The professional fees and other costs incurred in connection with the Share Exchange in March 2023 also increased our operating expenses for fiscal year 2023.

Income tax expense

Our income tax expense amounted to $ 12,095 and $ 31,650 for the year ended July 31, 2023, and 2022, respectively. The change was mainly due to the decrease in profits subject to taxation in Hong Kong.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. As of July 31, 2023, our working capital deficit was $(284,543), our cash amounted to $256,342, our current assets were $312,226 and our current liabilities were $596,768. To date, we have financed our operations primarily through capital contributions and advances from shareholders. At July 31, 2023 we owed $276,077 to related parties (See Note 3 of the interim financial statement) and $240,800 to officers for compensation under their employment agreements.

We believe our liquidity and working capital will be sufficient to sustain our business operation for the next twelve months. We may, however, need additional cash resources in the future if there are changes in business conditions or other developments or if the company finds and wishes to pursue opportunities for investment, acquisition, capital expenditure, or similar actions.

We are planning to enter the shipping & freight forwarding services in 2023, which may require significant capital expenditure for developing the business. If we determined that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following summarizes the key components of our cash flows for the year ended July 31, 2023 and 2022.

	For the year ended
	July 31,
	2023	2022
Net cash provided by (used in) operating activities	$324,581	$(84,161)
Net cash used in investing activities	–	–
Net cash provided by (used in) financing activities	(89,476)	85,148
Net change in cash and restricted cash	$235,105	$987

Operating activities

Despite our net loss of $356,089, net cash was provided by operating activities for the year ended July 31, 2023 primarily because our accounts receivable decreased by $737,663 during the period, as we made efforts on the collection process. The decrease was offset by a decrease of $447,292 in our accounts payable balance attributable to payment to our vendors. In addition, our operating loss of $356,089 included $210,000 in various noncash items.

Net cash was used in operating activities for the year ended July 31, 2022 primarily because our accounts receivable increased by $737,620 during the year, as we offer long payment terms to our customers, typically 6 months after delivery of service or products. Nevertheless, cash used in operations during the fiscal year was only $84,161, as we increased our accounts payable balance by $444,944 attributable to long payment terms from our vendors, recorded net income of $160,166, and increased deferred income tax expense, inventory, and income taxes payable for a total amount of $ 48,349.

Investing activities

The company has no investing activities for the years ended July 31, 2023 and 2022.

Financing activities

Net cash used in financing activities for the year ended July 31, 2023 was $89,476, which was primarily attributable to our repayment of a working capital advance by a related party in the amount of $341,885. Cash outflow was offset by the $31,490 in working capital advance from related parties, $84,503 in operating expenses that were paid directly by shareholders, the payments of Shenzhen China rent by related parties amounting to $16,580, the receipt of a subscription receivable of $50,000, and a capital contribution of $65,650.

Net cash provided by financing activities for the year ended July 31, 2022, was primarily attributable to a working capital advance from a related party amounting to $2,007, the operating expenses that are paid directly by shareholders amounting to $77,375, and the payments of Shenzhen China rent by related parities amounting to $20,046. Cash inflow was offset by repayment of a working capital advance to related party in the amount of $14,280.

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

In connection with the preparation of our financial statements for the year ended July 31, 2023, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

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

Item 7a Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of July 31, 2023 and 2022.

F-3	Consolidated Statements of Operations for the Years Ended July 31, 2023 and 2022.

F-4	Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity for the Years Ended July 31, 2023 and 2022.

F-5	Consolidated Statements of Cash Flows for the Years Ended July 31, 2023 and 2022.

F-6 to F-20	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tianci International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tianci International, Inc. (the “Company”) as of July 31, 2023 and July 31, 2022 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Tianci International, Inc. as of July 31, 2023 and July 31, 2022, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard do this matter are also described in 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

October 20, 2023

PCAOB ID #822

We have served as the Company’s auditor since 2023.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN UNITED STATES DOLLARS)

	July 31,	July 31,
	2023	2022

ASSETS
Current assets:
Cash	$256,342	$21,237
Accounts receivable	–	737,663
Prepaid expense	1,750	–
Due from related party	54,134	–
Total current assets	312,226	758,900

Other assets:
Lease security deposit	1,542	1,439
Right-of-use asset	6,436	–
Total non-current assets	7,978	1,439

TOTAL ASSETS	$320,204	$760,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$779	$444,944
Income taxes payable	26,298	14,202
Due to related parties	276,077	194,794
Lease liability - current	4,368	–
Advances from customers	29,070	–
Accrued liabilities and other payables	260,176	1,640
Total current liabilities	596,768	655,580

Lease liability - noncurrent	2,068	–

Total liabilities	598,836	655,580

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 and 0 shares issued and outstanding as of July 31, 2023 and 2022, respectively	8	–
Undesignated preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,903,481 and 1,500,000 shares issued and outstanding as of July 31, 2023 and 2022, respectively*	590	150
Subscription receivable	–	(50,000)
Additional paid-in capital	4,982	82,732
Retained earnings (accumulated deficit)	(276,521)	64,689
Total stockholders' equity (deficit) attributable to TIANCI INTERNATIONAL, INC.	(270,941)	97,571
Non-controlling interest	(7,691)	7,188

Total stockholders’ equity (deficit)	(278,632)	104,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$320,204	$760,339

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the year ended July 31,
	2023	2022

OPERATING REVENUES
Products	$294,880	$500,500
Services	157,529	252,339
Total Operating Revenues	452,409	752,839

COST OF REVENUES
Products	227,660	336,644
Services (including stock-based compensation of $144,000, $0, $144,000 and $0)	228,834	141,877
Total Cost of Revenues	456,494	478,521

Gross profit (loss)	(4,085)	274,318

Operating expenses:
Selling and marketing (including stock-based compensation of $36,000, $0, $36,000 and $0)	54,169	4,912
General and administrative (including stock-based compensation of $30,000, $0, $30,000 and $0)	285,740	77,590

Total operating expenses	339,909	82,502

(Loss) income from operations	(343,994)	191,816

Other income (expense)	–	–

(Loss) income before provision for (benefit from) income taxes	(343,994)	191,816
Provision for income taxes	12,095	31,650

Net (loss) income	(356,089)	160,166
Net (loss) income attributable to non-controlling interest	14,879	16,017

Net (loss) income attributable to TIANCI INTERNATIONAL, INC.	$(341,210)	$144,149

Weighted average number of common shares*
Basic and diluted	3,314,621	1,500,000

Earnings (loss) per common share attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$(0.10)	$0.10

Weighted average number of preferred shares*
Basic and diluted	40,659	–

Earnings (loss) per preferred share attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$(8.39)	$–

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(EXPRESSED IN UNITED STATES DOLLARS)

	Preferred Stock	Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Noncontrolling interest	Total

Balance at July 31, 2021	–	$–	1,500,000	$150	$(50,000)	$62,686	$(79,460)	$(8,829)	$(75,453)
Payments of Shenzhen China rent by related parties (Note 3)	–	–	–	–	–	20,046	–	–	20,046
Net income	–	–	–	–	–	–	144,149	16,017	160,166
Balance at July 31, 2022	–	$–	1,500,000	$150	$(50,000)	$82,732	$64,689	$7,188	$104,759
RQS United subscription receivable	–	–	–	–	50,000	–	–	–	50,000
Capital contribution	–	–	–	–		65,650	–	–	65,650
Payments of Shenzhen China rent by related parties (Note 3)	–	–	–	–	–	16,580	–	–	16,580
Stock compensation issued	–	–	700,000	70	–	209,930	–	–	210,000
Reverse merger adjustment	80,000	8	3,703,481	370	–	(369,910)	–	–	(369,532)
Net (loss)	–	–	–	–	–	–	(341,210)	(14,879)	(356,089)
Balance at July 31, 2023	80,000	$8	5,903,481	$590	$–	$4,982	$(276,521)	$(7,691)	$(278,632)

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the year ended July 31,
	2023	2022

Cash flows from operating activities:
Net (loss) income	$(356,089)	$160,166
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income tax benefit	–	17,447
Stock compensation issued	210,000	–
Change in operating assets and liabilities:
Accounts receivable	737,663	(737,620)
Inventory		16,700
Prepaid expense	1,397	–
Advance from customers	29,070	–
Accounts payable	(447,292)	444,944
Income taxes payable	12,096	14,202
Accrued liabilities and other payables	137,736	–
Net cash (used in) provided by operating activities	324,581	(84,161)

Cash flows from financing activities:
Cash received in connection with reverse acquisition	4,186	–
Subscription receivable collected	50,000	–
Capital contribution received	65,650	–
Working capital advance from related party	31,490	2,007
Repayment of working capital advance from related party	(341,885)	(14,280)
Operating expenses directly paid by shareholders	84,503	77,375
Payments of Shenzhen China rent by related parties	16,580	20,046
Net cash (used in) provided by financing activities	(89,476)	85,148

Net increase in cash	235,105	987
Cash, beginning	21,237	20,250
Cash, ending	$256,342	$21,237

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-Cash Activities:
Initial recognition of right-of-use assets and lease liabilities	$6,436	$–

Noncash assets (liabilities) received in connection with reverse acquisition:
Prepaid expense and other current assets	$3,250	$–
Accounts payable	(3,127)	–
Due to related parties	(253,041)	–
Accrued liabilities and other payables	(120,800)	–
Net	$(373,718)	$–

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

Tianci International, Inc. (the “Company”, “Tianci”) was incorporated under the laws of the State of Nevada as Freedom Petroleum, Inc. on June 13, 2012. In May 2015, the Company changed its name to Steampunk Wizards, Inc. and on November 9, 2016, the Company changed its name to Tianci International, Inc. The Company is a holding company. As of July 31, 2023, the Company had one operating subsidiary, Roshing International Co., Ltd. (“Roshing”). The Company owns 90% of the capital stock of Roshing through RQS United, a wholly-owned subsidiary. The Company’s fiscal year end is July 31.

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

As a result of the Share Exchange, RQS United became our wholly-owned subsidiary and the former RQS United stockholder became our controlling stockholder. The share exchange transaction was treated as a reverse acquisition, with RQS United as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of RQS United and its consolidated subsidiary, Roshing.

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

Going Concern Uncertainty

The accompanying consolidated Financial Statements have been prepared applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of July 31, 2023, the Company had cash of $256,342 and negative working capital of $284,542. For the years ended July 31, 2023 and 2022, the Company had total operating revenues of $452,409 and $752,839, respectively, and net income (loss) of $(356,089) and $160,166, respectively. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Management plans to seek debt and/or equity financing to operate until such time as the Company has established sufficient ongoing revenues to cover its costs. However, there is no assurance that management will be successful in accomplishing its plans. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the financial statements of Tianci and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

Accounts receivable, net

Accounts receivable include trade accounts due from customers which are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of July 31, 2023 and 2022, no allowance for doubtful accounts was deemed necessary.

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

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

Financial instruments included in current assets and current liabilities (such as cash, accounts receivable, due from related party accounts payable, and due to related parties) are reported in the consolidated balance sheets at cost, which approximates fair value because of the short period of time between the origination of such instruments and their expected realization.

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

The Company’s revenue recognition policies are as follows:

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

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

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

e. Business Consulting Services

The Company provides business consulting services to help customers apply for immigration and non-immigration visas. The Company is responsible for performing background checks, case analysis, and preparing related application paper works. The Company charges a flat fee for the visa application services. Revenue is recognized at a point in time when an application is submitted with proper authorities.

Cost of revenues

For hardware products sales, the cost of revenue consists primarily of the costs of hardware products sold.

For software related services, the cost of revenue consists primarily of costs paid to outsourced service providers and compensation expenses paid the Company’s software engineers.

Advertising costs

Advertising costs amounted to $192 and $192 for the year ended July 31, 2023 and 2022, respectively. Advertising costs are expensed as incurred and included in selling and marketing expenses.

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

Lease payments for an operating lease transitioning to ASC 842 using the effective date are based on future payments at the transition date and on the present value of lease payments over the remaining lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

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

The US tax returns filed for 2019 and subsequent years are subject to examination by the applicable tax authorities.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended July 31, 2023 and 2022, there were no dilutive shares outstanding.

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

Noncontrolling Interests

The Company’s noncontrolling interest represents the minority shareholder’s 10% ownership interest in Roshing. The noncontrolling interest is presented in the consolidated balance sheets separately from stockholders’ equity attributable to Tianci. Noncontrolling interest in the results of Roshing are presented on the consolidated statements of operations as allocations of the total income or loss of Roshing for the years ended July 31, 2023 and 2022 between the noncontrolling interest holder and the shareholders of RQS United.

Related parties

Parties, which can be a corporation, other business entity, or an individual, are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments — Credit Losses — Available-for-Sale Debt Securities. The amendments in this Update provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU No. 2019-10, which updates the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning August 1, 2023 as the Company is qualified as an emerging growth company. The adoption of this standard on August 1, 2023 is not expected to have a material impact on the Company’s future consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of this standard on August 1, 2022 did not have a material impact on the Company’s consolidated financial statements.

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning August 1, 2021. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this standard on August 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated Financial Statements.

NOTE 3 – RELATED PARTIES BALANCES AND TRANSACTIONS

Due from related party consists of:

Due from related party represents a receivable of $54,134 from RQS Capital, which was subsequently collected.

Due to related parties consist of:

		Transaction	July 31,	July 31,
Name	Relationship	Nature	2023	2022
Zhigang Pei	Chairman of the Board	Working capital advances and operating expenses paid on behalf of the Company	$220,909	$–
RQS Capital	68% shareholder	Company cash collection due to RQS Capital	2,132	–
Ying Deng	RQS Capital 30% owner and Roshing’s 10% owner	Working capital advances and operating expense paid on behalf of the Company	53,036	194,794

TOTAL			$276,077	$194,794

These liabilities are unsecured, non-interest bearing, and due on demand.

Employment agreements with officers and director retainer agreements

Tianci currently maintains two employment agreements and six director retainer agreements with its officers and directors. The agreements have terms of 3 years and each provide for monthly compensation in amounts ranging from $1,300 per month to $3,800 per month.

For the year ended July 31, 2023, we accrued management compensation expenses of $120,000. These amounts are included in “general and administrative expenses” in the accompanying consolidated statement of operations.

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

Office space sharing agreement with related parties

On August 28, 2021, Roshing entered into an office space sharing agreement with Shufang Gao, 60% owner of RQS Capital and Ying Deng, 30% owner of RQS Capital, for office space in Shenzhen, China. The agreement provided for Gao and Deng, sub lessees under a separate office space sharing agreement relating to the use of the premises from August 28, 2021 to August 31, 2024, to pay monthly rent to the lessee ranging from RMB 12,320 (approximately $1,726) to RMB 13,583 (approximately $1,903) on behalf of Roshing. The rent expenses paid by Gao and Deng were billed directly to Gao and Deng by the Lessee and the sublease is between Gao and Deng and the Lessee. The Company has no obligation, directly or indirectly, to reimburse or otherwise compensate Gao and Deng for paying these expenses. For the years ended July 31, 2023 and 2022, the Company has accounted for this agreement by charging general and administrative expenses for $16,580 and $20,046, respectively, and crediting additional paid-in capital for $16,580 and $20,046, respectively. The office sharing agreement was terminated on May 31, 2023 when Roshing moved all of its operations to its office in Hong Kong.

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

The following table sets forth information, as of July 31, 2023, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

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

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

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

Also on March 6, 2023 pursuant to the Share Exchange Agreement dated March 3, 2023, Tianci issued a total of 700,000 shares of its common stock to nine employees or affiliates of Roshing to induce continued services to Roshing. For the year ended July 31, 2023, the Company accounted for this issuance by expensing the $210,000 estimated fair value of the 700,000 shares of common stock to (1) cost of revenues-services ($144,000), (2) selling and marketing ($36,000), and (3) general and administrative ($30,000).

NOTE 5 – INCOME TAXES

Income Taxes

Seychelles

RQS United is incorporated in Seychelles and is not subject to tax on income generated outside of Seychelles under the current law. In addition, upon payment of dividends, no withholding tax is imposed under current law.

Hong Kong

Roshing is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. Hong Kong income tax expenses for the years ended July 31, 2023 and 2022 amounted to $12,095 and $31,650, respectively.

For the year ended July 31, 2023, the loss before provision for income taxes of $(343,994) consisted of United States source loss of $207,297 and Hong Kong source loss of $136,697. For the year ended July 31, 2022, the income before provision for income taxes of $191,816 was all Hong Kong source income.

Significant components of the provision for income taxes are as follows:

	Year ended
	July 31, 2023	July 31, 2022
Current Hong Kong	$12,095	$14,203
Deferred Hong Kong	–	17,447
Provision (benefit) for income taxes	$12,095	$31,650

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

The following table reconciles the Hong Kong statutory rates to the Company’s Hong Kong effective tax rate:

	For the year ended July 31, 2023	For the year ended July 31, 2022
Hong Kong statutory income tax rate	16.5%	16.5%
Non deductible stock compensation expense	-25.3%	–
Effective tax rate	-8.8%	16.5%

For United States income tax purposes, Tianci has a net operating loss carry forward of approximately $967,000 at July 31, 2023. Management has not determined that it is more likely than not that this carryforward will be realized and thus the Company maintained a 100% valuation allowance for the deferred tax asset relating to the United States net operating loss carryforward. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of July 31, 2023 and 2022, the Company did not have any significant unrecognized uncertain tax positions.

As of July 31, 2023, tax years 2020 and forward generally remain open for examination for United States Federal and State tax purposes and tax years 2017 and forward generally remain open for examination for foreign tax purposes.

NOTE 6 — CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash held in banks. The cash balance in each financial institution in the United States is insured by the FDIC up to $250,000. As of July 31, 2023, no United States account balance exceeded $250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately US$64,000) if the bank with which an individual/company holds its eligible deposit fails. As of July 31, 2023, a cash balance of $189,768 was maintained at a financial institution in Hong Kong of which approximately $125,000 was subject to credit risk. Management believes that the financial institution is of high credit quality and continually monitors its credit worthiness.

Customer concentration risk

For the year ended July 31, 2023, two customers accounted for 40.9% and 11.5% of the Company’s total revenues.

For the year ended July 31, 2022, five customers accounted for 40.3%, 23.9%, 10.6%, 10.6% and 10.2% of the Company’s total revenues.

As of July 31, 2023, no customer accounted for over 10% of the Company’s total accounts receivable. As of July 31, 2022, five customers accounted for 41.1%, 24.4%, 10.8%, 10.8%, and 10.5% of the Company’s total accounts receivable.

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

Vendor concentration risk

For the year ended July 31, 2023, two vendors accounted for 76% and 16% of the Company’s total purchases. For the year ended July 31, 2022, four vendors accounted for 44.5%, 28.1% 16.6%, and 10.8% of the Company’s total purchases.

As of July 31, 2023, no vendor accounted for over 10% of the Company’s total accounts payable. As of July 31, 2022, four vendors accounted for 44.5%, 28.1%, 16.6%, and 10.8% of the Company’s total accounts payable.

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

The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants. The lease does not contain an option to extend at the time of expiration.

As of July 31, 2023, the Company’s operating lease had a remaining lease term of approximately 1.50 years.

Rent expenses were $26,159 and $24,362 for the years ended July 31, 2023 and 2022, respectively.

The total future minimum lease payments under the non-cancellable operating lease as of July 31, 2023 are as follows:

Year ending July 31,	Minimum lease payments

2024	$4,586
2025	2,096
Total lease payments	6,682
Less: Interest	(246
Present value of lease liabilities	$6,436

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

Future amortization of the Company’s ROU asset is presented below:

Year ending July 31,
2024	4,368
2025	2,068
Total	$6,436

Contingencies

From time to time, the Company may be a party to legal proceedings, as well as certain asserted and un-asserted claims.

NOTE 8 — ENTERPRISE WIDE DISCLOSURE

The Company follows ASC 280, Segment Reporting, which requires companies to disclose segment data based on how management makes decisions about allocating resources to each segment and evaluates their performances. The Company’s chief operating decision-makers (i.e., the Company’s chief executive officer and his direct assistants, including the Company’s chief financial officer) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues, cost of revenues, and gross profit by business lines and by regions (primarily in Hong Kong and Singapore) for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by ASC 280, the Company considers itself to be operating within one reportable segment.

Disaggregated information of revenues by business lines are as follows:

	For the year ended July 31,
	2023	2022
Electronic Device Hardware Components Sales	$294,880	$500,500
Software and Website Development Services	10,000	–
Technical Consulting and Training Services	14,470	8,791
Software Maintenance and Business Promotion Services	86,776	243,548
Business Consulting Services	46,283	–
Total revenues	$452,409	$752,839

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

Disaggregated information of revenues by regions are as follows:

	For the year ended July 31,
	2023	2022
Hong Kong	$395,633	$595,719
Singapore	56,776	157,120
Total revenues	$452,409	$752,839

NOTE 9 — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Unaudited)

The Company performed a test on the restricted net assets of its consolidated subsidiaries in accordance with Rule 4-08(e)(3) of Regulation S-X promulgated by the SEC, “General Notes to Financial Statements” and concluded that it was applicable and the Company is required to disclose the required financial statement information for the parent company.

The subsidiaries did not pay any dividends to the parent during the periods presented. For the purpose of presenting parent only financial information, the Company records its investment in its subsidiaries under the equity method of accounting. Such investments are presented on the separate parent only balance sheets as “investment in subsidiaries” and the income (loss) of the subsidiaries is presented as “share of income (loss) of subsidiaries.” Certain information and footnote disclosures generally included in financial statements prepared in accordance with U.S. GAAP have been condensed or are not required.

PARENT COMPANY BALANCE SHEET

July 31,
2023
(Unaudited)
ASSETS
Cash	$66,553
Prepaid expense	1,750
Receivable from subsidiaries	29,487
Investment in subsidiaries	95,889
Total Assets	$193,679

LIABILITIES
Accounts payable and accrued liabilities	$241,579
Due to related parties	223,041
Total Liabilities	464,620

Stockholders’ equity
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 shares issued and outstanding as of July 31, 2023	8
Undesignated preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,903,481 shares issued and outstanding as of July 31, 2023	590
Additional paid-in capital	4,982
Accumulated deficit	(276,521)
Total stockholders’ equity	(270,941)

Total Liabilities and Stockholders’ Equity	$193,679

TIANCI INTERNATIONAL, INC.

Notes To Consolidated Financial Statements

For the years ended July 31, 2023 and 2022

PARENT COMPANY STATEMENT OF OPERATIONS

From March 3, 2023 to July 31, 2023
(Unaudited)
EXPENSES:
General and administrative	$207,297

Loss from investment in subsidiaries	133,913

Total expenses	341,210

Net Loss	$(341,210)

PARENT COMPANY STATEMENT OF CASH FLOWS

From March 3, 2023 to July 31, 2023
(Unaudited)
Cash flows from operating activities:
Net loss	$(341,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of loss from investment in subsidiaries	133,913
Change in operating assets and liabilities:
Prepaid expense	1,500
Accounts payable and accrued liabilities	117,651
Net cash (used in) operating activities	(88,146)

Cash flows from financing activities:
Repayment of working capital advance from related party	(30,000)
Operating expenses directly paid for subsidiary	(29,487)
Common Stock issued to Roshing employees and affiliates for services rendered	210,000
Net cash provided by financing activities	150,513

Net increase in cash and cash equivalents	62,367
Cash and cash equivalents at March 3, 2023	4,186
Cash and cash equivalents at July 31, 2023	$66,553

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO/CFO of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in “Management's Report on Internal Control over Financial Reporting,” our management, including our CEO/CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

Changes in Internal Controls.

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Tianci International, Inc.'s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect Tianci International, Inc.'s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of July 31, 2023 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting. These material weaknesses consisted of:

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of July 31, 2023.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B	Other Information

Not applicable.

Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our current officers, directors and key employees, as well as certain information about them, are set forth below:

Name	Age	Position with Tianci	Director Since
Zhigang Pei	50	Chairman of the Board	2021
Shufang Gao	53	Director, Chief Executive Officer, Chief Financial Officer	2021
Ying Deng	39	Director, Vice President	2023
David Wei Fang	50	Director	2021
Jack Fan Liu	43	Director	2021
Yee Man Yung	29	Director	2021
Bo Ye	41	Corporate Secretary	--

Directors hold office until the annual meeting of Tianci’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Information concerning the directors, officers and key employees of Tianci follows:

Zhigang Pei joined Tianci on August 26, 2021 as Chief Executive Officer, Chief Financial Officer, Secretary, and a member of the Board. Mr. Pei resigned from his position as CEO in January 2023 and from his position as CFO in April 2023. Mr. Pei has served as the Executive Director of Anyang Xinrun Investment Co., Ltd. since November 2009. He has also served as the Executive Director and General Manager of Henan Ziwei Real Estate Development Co., Ltd., and Henan Anyang Dahua Commercial and Trading Plaza Development Co., Ltd. since 2015. Mr. Pei graduated from No.2 Middle School Anyang City in 1989. Mr. Pei brings to the Board his deep experience in the real estate and investment industries.

Shufang Gao has worked as CEO of Hong Kong listed groups, president of domestic capital companies, and vice president of A-share listed companies. He is familiar with the A-share capital market and the Hong Kong capital market, and has experience in the strategic development of listed companies. Mr. Gao joined Tianci on August 26, 2021 as a member of our Board and was appointed Chief Executive Officer in January 2023. From October 2020 to August 2021, Mr. Gao served as the Vice President and Director of Sichuan Jinding Group. Prior to that, he was the Vice Chairman of Luoyang Yongning Nonferrous Technology Co., Ltd. from August 2019 to September 2020. From April 2018 to July 2019, Mr. Gao served as the Vice President of Tibet Huayu Mining Co., Ltd., an A-share listed company. He was the Chief Executive Officer of Haotian Development Group Co., Ltd. (Hong Kong Main Board Listed Company 00474) from August 2016 to September 2017. From August 2012 to August 2016, Mr. Gao served as the President of Haihua Group Holdings Co., Ltd., an international container leasing company. Mr. Gao received his Bachelor of Management Degree from Dalian University of Technology in 1999. He received his Masters Degree in Finance and Accounting from the Chinese University of Hong Kong in 2008. Mr. Gao brings to the Board his international experience in the operation and governance of listed companies.

Ying Deng has over fifteen years of experience in corporate finance, asset management and banking. Ms. Deng became Vice President of Tianci and was appointed to Tianci’s Board in January 2023. She has been employed by RQS Capital Limited since September 2022 as a Director responsible for business development and financial planning. Since July 2017 Ms. Deng has been employed as Director and Chief Executive Officer by Shenzhen Dandelion Club Investment Development Co., Ltd., where she is responsible for project due diligence and investment management. Since June 2011 Ms. Deng has been employed as a Director by Roshing International Co., Ltd., where she is responsible for strategic planning and daily operations. In 2020 Ms. Deng was awarded a Masters Degree in Business Administration by Nankai University. She earned a Bachelor’s Degree from Jinan University in 2006. Ms. Deng brings to the Board her extensive experience in business administration.

David Wei Fang has over ten years of experience in the securities and investment industry. He joined Tianci on August 26, 2021 as an executive member of the Board. Mr. Fang served as the Partner of Tiger Securities and the CEO of Tiger Securities International in Hong Kong from May 2018 to July 2019. From January 2017 to April 2018, Mr. Fang served as the CEO of Haotian International Securities in Hong Kong. Mr. Fang was the Head of High Net Worth Individual, Corporate Client and ICBC Global Wealth Management Center of ICBC International in Hong Kong from October 2014 to December 2016. Mr. Fang earned a Bachelor’s degree in Economics from Anhui University of Finance and Economics in 1994. Mr. Fang obtained his Master of Business Administration Degree from South Georgia University in 2004. Mr. Fang brings to the Board his deep experience in the securities and investment industry.

Jack Fan Liu joined Tianci on August 26, 2021 as a member of our Board. Prior to joining us, Mr. Liu was the Vice President of China Regenerative Medicine International Limited from September 2014 to October 2017. From July 2009 to August 2014, Mr. Liu was the Investment Director of Tian Huan Investment Company. He was a financial analyst at Founder Securities (SSE:601901) from May 2007 to June 2009. Mr. Liu received his B.A. in Engineering from Nanjing Tech University in 2001 and his Master of Economics from Concordia University, Canada in 2006. He brings to the Board his experience and knowledge of investments and mergers and acquisitions of companies in Hong Kong and China.

Yung Yee Man has more than 5 years of experience as a human resources manager for both Hong Kong and NASDAQ listed companies. She also has two years’ experience as an assistant to board members. Ms. Yung joined Tianci on 26 August, 2021 as a member of our Board. Since 2020 she has served as Human Resources Manager for Link-Asia International Med-Tech Group Limited. Form 2018 to 2019 Ms. Yung was employed as Account Manager by Tiger Brokers (HK) Global Limited. Ms. Yung earned a Master’s degree in Corporate Communication from University of Leeds in 2017. Ms. Yung is currently pursuing an MBA Degree at the University of South Australia. Ms. Yung brings to the Board her human resources and public company experience.

Bo Ye joined Tianci as Corporate Secretary in January 2023. Since 2014 Mr. Ye has been employed as Director and Chief Executive Officer by Shenzhen Ouyu Technology Co., Ltd. Since 2018 Mr. Ye has also been employed as Director and Vice President of Shenzhen Renqisheng Investment Development. Mr. Ye was awarded a Bachelor of Arts Degree by Jinan University in 2006.

Family Relationships

There are no family relationships among any of our officers or directors.

Corporate Governance

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. Until these committees are established, these decisions will continue to be made by our Board of Directors.

Director Independence

The Board of Directors has determined that Jack Fan Liu and Yung Yee Man are independent directors, as the term "independent" is defined by the rules of the NYSE American.

Code of Ethics

Tianci has not adopted a formal code of ethics applicable to its executive officers. The Board of Directors has determined that Tianci’s financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Item 11. Executive Compensation

Tianci International, Inc.

Tianci has paid no compensation to any officer or director during the past three fiscal years or any subsequent period. Unpaid compensation has been accrued pursuant to the Employment Agreements described below, totaling an aggregate of $240,800 as of July 31, 2023.

RQS United, Inc.

RQS United did not pay compensation to any officer or director for services in those roles during its past three fiscal years.

Roshing International Co., Ltd.

Roshing pays Ying Deng, its Manager, and Mr. Shufang Gao, the CEO a salary of 2,000 HKD per month (USD $258).

Employment Agreements

On August 27, 2021, we entered into an Employment Agreement with each of Zhigang Pei, Shufang Gao and Wei Fang and on January 27, 2023 we entered into an Employment Agreement with Ying Deng (collectively, the “Employment Agreements”), whereby each individual agreed to serve as an Executive Director for a monthly compensation equal to U.S.$3,800. Each Employment Agreement expires after three years, unless earlier terminated by death, resignation or removal.

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

Grants of Plan-Based Awards

During the past three fiscal years, there were no grants of plan-based awards to our named executive officers by Tianci, RQS United or Roshing.

Option Exercises and Stock Vested

During the past three fiscal years, there were no option exercises or vesting of stock awards by our named executive officers.

Outstanding Equity Awards at Fiscal Year End

During the past three fiscal years, none of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, from either Tianci, RQS United or Roshing.

Compensation of Directors

On August 27, 2021, each of our two independent directors Jack Fan Liu and Yee ManYung, entered into a Director Retainer Agreement agreeing to serve on our Board of Directors for monthly compensation of U.S.$1,300. The Director Retainer Agreements contain normal and customary terms including provisions relating to indemnification and confidentiality.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the securities holdings of (i) Tianci’s officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of any class of Tianci's voting stock. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. This table has been prepared based on 80,000 shares of Series A Preferred Stock and 5,903,481 shares of Common Stock outstanding as of the date of filing of this Report.  Unless otherwise specified, the address of each of the persons set forth below is in care of Tianci, 20 Holbeche Road, Arndell Park, NSW 2148 Australia.

	Common Stock		Series A Preferred
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class	Total Voting Power
Zhigang Pei	1,793,000(2)	40.4%	--	--	12.9%
Shufang Gao	1,500,000(3)(4)	25.4%	80,000(3)	100%	68.3%
David Wei Fang	--	--	--	--	--
Yee Man Yung	--	--	--	--	--
Jack Fan Liu	--	--	--	--	--
Ying Deng	1,500,000(3)(4)	25.4%	80,000(3)	100%	68.3%
All officers and directors as a group (7 persons)	1,500,000	25.4%	80,000(3)	100%	68.3%
RQS Capital Limited	1,500,000(4)	25.4%	80,000	100%	68.3%

______________________________

(1)	Ownership is of record and beneficial unless otherwise noted.
(2)	Owned of record by Silver Glory Group Limited, of which Zhigang Pei is the beneficial owner.
(3)	All shares of common stock and Series A Preferred Stock attributed to Shufang Gao or Ying Deng are owned of record by RQS Capital Limited. Shufang Gao is Chairman of RQS Capital Limited; Ying Deng is a Director of RQS Capital Limited.
(4)	Does not include 8,000,000 shares of common stock issuable upon conversion of 80,000 shares of Series A Preferred Stock.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

On January 27, 2023 Tianci sold 80,000 shares of Series A Preferred Stock to RQS Capital Limited. The shares were sold for a cash payment of $24,000, which was contributed to Tianci’s capital on behalf of RQS Capital Limited by members of its management. Shufang Gao, a member of Tianci’s Board of Directors, is the principal owner of RQS Capital.

See the description in Item 1 above regarding the Share Exchange between Tianci and RQS Capital Limited on March 6, 2023.

As of July 31, 2023, Roshing was indebted to Zhigang Pei in the amount of $220,909 and to Ying Deng in the amount of $53,035, representing amounts they have advanced to fund Roshing’s operations. The loans are not interest-bearing and are due on demand.

Except as described above, there have been no transactions since August 1, 2022, or any currently proposed transaction, in which Tianci, RQS United or Roshing was or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of Tianci at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Review, approval or ratification of transactions with related persons

We do not have any special committee, policy or procedure related to the review, approval or ratification of related party transactions.

Director Independence

The Board of Directors has determined that Jack Fan Liu and Yee ManYung are the only members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE American.

Item 14. Principal Accountant Fees and Services

The Share Exchange between Tianci and RQS United described in Item 1 of this Report has been accounted for as a “reverse acquisition” effected as a recapitalization, wherein RQS United was considered the acquirer for accounting and financial reporting purposes. Accordingly, Michael T. Studer CPA P.C., which served as the independent auditor of the financial statements of RQS United for the year ended July 31, 2022, has audited the financial statements of Tianci for the years ended July 31, 2023 and 2022 that are included in this Report.

Audit Fees

Michael T. Studer CPA P.C. billed $30,000 in connection with the audit of the Company's financial statements for the year ended July 31, 2023. Michael T. Studer CPA P.C. billed $50,000 in connection with the audit of the Company's financial statements for the year ended July 31, 2022.

Audit-Related Fees

Michael T. Studer CPA P.C. did not bill the Company for any Audit-Related fees in fiscal 2023 or 2022.

Tax Fees

Michael T. Studer CPA P.C. did not bill the Company for professional services rendered for tax compliance, tax advice and tax planning in fiscal 2023. Michael T. Studer CPA P.C. did not bill the Company for any professional services rendered for tax compliance, tax advice and tax planning in fiscal 2022.

All Other Fees

Michael T. Studer CPA P.C. did not bill the Company for any other fees in fiscal 2023 or 2022.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15.   Exhibits and Financial Statement Schedules

Exhibits

3.1(a)	Articles of Incorporation of Tianci International, Inc.(1)
3.1(b)	Articles of Amendment of Articles of Incorporation of Tianci International, Inc.(2)
3.2	Bylaws(1)
10.1	Employment Agreement dated August 27, 2021 between Zhigang Pei and Tianci International, Inc.(3)
10.2	Employment Agreement dated August 27, 2021 between Shufang Gao and Tianci International, Inc.(3)
10.3	Employment Agreement dated August 27, 2021 between Wei Fang and Tianci International, Inc.(3)
10.4	Employment Agreement dated January 23, 2023 between Ying Deng and Tianci International Inc.
21	Subsidiaries
31.1	Rule 13a-14(a) Certification of Principal Executive and Financial Officer
32.1	Rule 13a-14(b) Certification of Principal Executive and Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed on September 24, 2012 and incorporated herein by reference.
(2)	Filed as Appendix A to the Definitive Information Statement on Schedule 14C filed on June 11, 2015 and incorporated herein by reference.
(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended July 31, 2022 and incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Tianci International, Inc. did not send any annual report to security holders covering the fiscal year ended July 31, 2023 nor did it send any form of proxy or proxy soliciting material.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIANCI INTERNATIONAL, INC.

Date: October 20, 2023	/s/ Shufang Gao
By: Shufang Gao
Title: Chief Executive, Financial and Accounting Officer

In accordance with the Exchange Act, this Report has been signed below on October 20, 2023 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shufang Gao

Shufang Gao, Director,

Chief Executive Officer, Chief Financial Officer

/s/ Zhigang Pei

Zhigang Pei, Chairman of the Board

/s/ Ying Deng

Ying Deng, Director

/s/ David Wei Fang

David Wei Fang, Director

/s/ Jack Fan Liu

Jack Fan Liu, Director

/s/ Yee Man Yung

Yee Man Yung, Director

