Form 10-Q
period 2023-10-31
Tianci International, Inc.
filed 2023-12-14
CIK 1557798

Table of Contents

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-184061

TIANCI INTERNATIONAL, INC.
(Exact Name of Registrant in its Charter)

Nevada	45-5440446
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Unit B,10/F., Ritz Plaza, No.122 Austin Road, Tsim Sha Tsui, Kowloon, Hong Kong
(Address of Principal Executive Offices)
Issuer’s Telephone Number: 852-22510781
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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

December 14, 2023

Common Voting Stock: 5,903,481

TIANCI INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2023

i

PART I  –  FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN UNITED STATES DOLLARS)

	October 31,	July 31,
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$380,833	$256,342
Accounts receivable	195,629	–
Prepaid expense	1,000	1,750
Due from related party	54,167	54,134
Total current assets	631,629	312,226

Other assets:
Lease security deposit	1,656	1,542
Right-of-use asset	–	6,436
Total non-current assets	1,656	7,978

TOTAL ASSETS	$633,285	$320,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,011	$779
Income taxes payable	45,411	26,298
Due to related parties	276,077	276,077
Lease liability - current	–	4,368
Advances from customers	–	29,070
Accrued liabilities and other payables	400,530	260,176
Total current liabilities	918,029	596,768

Lease liability - noncurrent	–	2,068

Total liabilities	918,029	598,836

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 shares issued and outstanding as of October 31, 2023 and July 31, 2023	8	8
Undesignated preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,903,481 shares issued and outstanding as of October 31, 2023 and July 31, 2023, respectively*	590	590
Additional paid-in capital	4,982	4,982
Accumulated deficit	(292,305)	(276,521)
Total stockholders' deficit attributable to TIANCI INTERNATIONAL, INC.	(286,725)	(270,941)
Non-controlling interest	1,981	(7,691)

Total stockholders’ (deficit)	(284,744)	(278,632)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$633,285	$320,204

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the three months ended October 31,
	2023	2022
	(Unaudited)	(Unaudited)
OPERATING REVENUES
Global logistics services	$1,181,720	$–
Other revenue	144,928	124,370
Total Operating Revenues	1,326,648	124,370

COST OF REVENUES
Global logistics services	1,029,970	–
Other revenue	62,901	108,555
Total Cost of Revenues	1,092,871	108,555

Gross profit	233,777	15,815

Operating expenses:
Selling and marketing	102,071	2,159
General and administrative	118,705	15,012

Total operating expenses	220,776	17,171

(Loss) income from operations	13,001	(1,356)

Other income (expense)	–	–

Income(loss) before provision for (benefit from) income taxes	13,001	(1,356)
Provision for (benefit from) income taxes	19,113	(224)

Net (loss)	(6,112)	(1,132)
Less: net (loss) income attributable to non-controlling interest	9,672	(113)

Net loss attributable to TIANCI INTERNATIONAL, INC.	$(15,784)	$(1,019)

Weighted average number of common shares*
Basic and diluted	5,903,481	1,500,000

Loss per common share attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$(0.00)	$(0.00)

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022

(EXPRESSED IN UNITED STATES DOLLARS)

	Preferred Stock	Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Noncontrolling interest	Total

Balance at July 31, 2022	–	$–	1,500,000	$150	$(50,000)	$82,732	$64,689	$7,188	$104,759
Payments of Shenzhen China rent by related parties (Note 3)	–	–	–	–	–	3,519	–	–	3,519
Net loss	–	–	–	–	–	–	(1,019)	(113)	(1,132)
Balance at October 31, 2022 (unaudited)	–	$–	1,500,000	$150	$(50,000)	$86,251	$63,670	$7,075	$107,146

	Preferred Stock	Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total
Balance at July 31, 2023	80,000	$8	5,903,481	$590	$–	$4,982	$(276,521)	$(7,691)	$(278,632)
Net loss	–	–	–	–	–	–	(15,784)	9,672	(6,112)
Balance at October 31, 2023 (unaudited)	80,000	$8	5,903,481	$590	$–	$4,982	$(292,305)	$1,981	$(284,744)

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the three months ended October 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(6,112)	$(1,132)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax benefit	–	(224)
Amortization of operating lease right-of-use asset	356	956
Change in operating assets and liabilities:
Accounts receivable	(195,629)	(111,749)
Prepaid expense	750	–
Lease security deposit	(114)	–
Due from related party	(33)	(52,550)
Advances from customers	(29,070)	–
Accounts payable	195,232	98,202
Income taxes payable	19,113	–
Operating lease liabilities	(356)	(956)
Accrued liabilities and other payables	140,354	–
Net cash (used in) provided by operating activities	124,491	(67,453)

Cash flows from financing activities:
Working capital advances from related party	–	62,775
Repayment of working capital advances from related party	–	(1,285)
Operating expenses directly paid by shareholders	–	23,977
Payments of Shenzhen China rent by related parties	–	3,519
Net cash (used in) provided by financing activities	–	88,986

Net increase in cash	124,491	21,533
Cash, beginning	256,342	21,237
Cash, ending	$380,833	$42,770

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-Cash Activities:
Initial recognition of right-of-use assets and lease liabilities	$–	$10,400
Early termination of right-of-use assets and lease liabilities	$6,080	$–

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC.

Notes To Interim Condensed Consolidated Financial Statements

Three Months Ended October 31, 2023 and 2022

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

Tianci International, Inc. (the “Company”, “Tianci”) was incorporated under the laws of the State of Nevada as Freedom Petroleum, Inc. on June 13, 2012. In May 2015, the Company changed its name to Steampunk Wizards, Inc. and on November 9, 2016, the Company changed its name to Tianci International, Inc. The Company is a holding company. As of October 31, 2023, the Company had one operating subsidiary, Roshing International Co., Ltd. (“Roshing”). The Company owns 90% of the capital stock of Roshing through RQS United, a wholly-owned subsidiary. The Company’s fiscal year end is July 31.

On February 13, 2023, the Company incorporated a wholly owned subsidiary, Tianci Group Holding Limited, in the Republic of Seychelles.

Reorganization

On March 3, 2023 the Company entered into a Share Exchange Agreement with RQS United Group Limited (“RQS United”) and RQS Capital Limited (“RQS Capital”), which was the sole shareholder of RQS United (the “Exchange Agreement”). RQS United owns 90% of the equity in Roshing International Co., Ltd. (“Roshing”), which is engaged in the business of providing global logistics services including ocean freight forwarding and related logistics solutions, distributing electronic components and providing software services. Pursuant to the Exchange Agreement, on March 6, 2023 RQS Capital transferred all of the issued and outstanding capital stock of RQS United to the Company, and the Company issued to RQS Capital 1,500,000 shares of our common stock and paid a cash price of $350,000 (the “Share Exchange”). Pursuant to the Exchange Agreement, the Company also issued a total of 700,000 shares of our common stock to nine employees or affiliates of Roshing to induce continued services to Roshing.

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

RQS United is a holding company incorporated on November 4, 2022 in the Republic of Seychelles. RQS United has no substantive operations other than holding 90% of the outstanding share capital of its subsidiary, Roshing, which was incorporated on June 22, 2011 in Hong Kong, is principally engaged in global logistics services, sales of electronic device hardware components, development of logistics software and websites, technical consulting, and software maintenance. Roshing’s business is primarily carried out in Hong Kong.

Going Concern Uncertainty

The accompanying consolidated Financial Statements have been prepared in accordance with accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of October 31, 2023, the Company had cash of $380,833 and negative working capital of $286,400. For the three months ended October 31, 2023 and 2022, the Company had total operating revenues of $1,326,648 and $124,370, respectively, and net losses of $6,112 and $1,132, respectively. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Management plans to seek debt and/or equity financing to operate until such time as the Company has established sufficient ongoing revenues to cover its costs. However, there is no assurance that management will be successful in accomplishing its plans. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial information referred to above has been prepared and presented in U.S. dollars in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. This report on Form 10-Q should be read in conjunction with the Company’s financial statements for the years ended July 31, 2023 and 2022 and notes thereto included in the Company’s Form 10-K filed with the SEC on October 23, 2023.

Results of the three months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the year ending July 31, 2024 or any other future periods.

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

Accounts receivable, net

Accounts receivable include trade accounts due from customers which are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of October 31, 2023 and July 31, 2023, no allowance for doubtful accounts was deemed necessary.

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

Financial instruments included in current assets and current liabilities (such as cash, accounts receivable, due from related party, accounts payable, and due to related parties) are reported in the consolidated balance sheets at cost, which approximates fair value because of the short period of time between the origination of such instruments and their expected realization.

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

The Company’s revenue recognition policies are as follows:

a. Global Logistics Services

The Company provides global logistics services, including ocean freight forwarding and related logistics solutions. As a non-asset-based carrier, the Company does not own transportation assets.

The Company derives its revenues by entering into agreements that are generally comprised of a single performance obligation, which is that freight is shipped for and received by the customer via either container ships or general cargo vessels. The most significant drivers of changes in gross revenues and related transportation expenses are volume and weight.

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The transaction price, which is based on volume, weight, and shipping time, is fixed and not contingent upon the occurrence or non-occurrence of any other event.

The Company typically satisfies its performance obligations at a point in time when freight is shipped to destination port and accepted by its customers. The Company does not have significant variable consideration in its contracts. Taxes assessed concurrently with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenues.

The Company evaluates whether amounts billed to customers should be reported as gross or net revenue. Revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. In most cases we act as an indirect carrier. When acting as an indirect carrier, we issue a Fixture Note to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, we receive a Master Ocean Bill of Lading.

The Company’s evaluation determined that it is in control of establishing the transaction price, managing all aspects of the shipment process and assumes the risk of loss for delivery, collection, and returns. Based on its evaluation of the control of services and risk involved, the Company determined that it acts as a principal rather than an agent in global logistics service arrangements and such revenues are reported on a gross basis.

b. Electronic Device Hardware Components Products Sales

The Company is a distributor of electronic device hardware components and generates revenue through resale of these components. The Company’s products include high performance computer chips, Wi-Fi modules, Bluetooth modules, 4G network modules, LED screens, and touch screens. In accordance with ASC 606, Revenue Recognition: Principal Agent Consideration, an entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. Otherwise, the entity is an agent in the transaction. The Company evaluates three indicators of control in accordance with ASC 606: 1) For hardware sales, the Company is the most visible entity to customers and assumes fulfillment risk and risks related to the acceptability of products, including addressing customer complaints directly and handling of product returns or refunds directly; 2) The Company is exposed to inventory risk before transfer of control to customers; and 3) The Company determines the resale price of hardware products. After evaluating the above circumstances, the Company considers itself the principal of these arrangements and records hardware sales revenue on a gross basis.

Hardware sales contracts are on a fixed price basis with no separate sales rebate, discount, or other incentive. Revenue is recognized at a point in time when the Company has delivered products that have been accepted by its customer with no future obligations. The Company generally permits returns of products due to product failure; however, returns are historically insignificant.

c. Software and Website Development Services

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

d. Technical Consulting and Training Services

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

e. Software Maintenance and Business Promotion Services

The Company provides software maintenance service to keep customer’s software up to date and assists customers in promoting business with ongoing marketing support. The Company charges a flat rate for a fixed duration on a subscription basis, generally 12 months. Revenue is recognized ratably each month over the contract period.

f. Business Consulting Services

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

Cost of revenues

For global logistics services, cost of revenue consists primarily of cargo space charged by direct ocean carriers, freight forwarders and ancillary logistics services fees.

For hardware products sales, the cost of revenue consists primarily of the costs of hardware products sold.

For software, consulting, services-based revenue, the cost of revenue consists primarily of costs paid to outsourced service providers and compensation expenses paid the Company’s service vendor.

Advertising costs

Advertising costs amounted to $0 and $192 for the three months ended October 31, 2023 and 2022, respectively. Advertising costs are expensed as incurred and included in selling and marketing expenses.

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

The lease for the Company’s Hong Kong office facility was early terminated in September 2023, which resulted in a derecognition of $6,080 right of use (“ROU”) asset and operating lease liabilities in August 2023.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended October 31, 2023, there were 8,000,000 dilutive shares outstanding related to the convertible Series A Preferred Stock (see Note 4). For the three months ended October 31, 2022, there were no dilutive shares outstanding.

Noncontrolling Interests

The Company’s noncontrolling interest represents the minority shareholder’s 10% ownership interest in Roshing. The noncontrolling interest is presented in the consolidated balance sheets separately from stockholders’ equity attributable to Tianci. Noncontrolling interest in the results of Roshing are presented on the consolidated statements of operations as allocations of the total income or loss of Roshing for the three months ended October 31, 2023 and 2022 between the noncontrolling interest holder and the shareholders of RQS United.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments — Credit Losses — Available-for-Sale Debt Securities. The amendments in this Update provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU No. 2019-10, which updates the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning August 1, 2023 as the Company is qualified as an emerging growth company. The adoption of this standard on August 1, 2023 has not had and is not expected to have a material impact on the Company’s future consolidated financial statements.

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

NOTE 3 – RELATED PARTIES BALANCES AND TRANSACTIONS

Due from related party consists of:

Due from related party represents a receivable of $54,167 from RQS Capital at October 31, 2023. The receivable, which was non-interest bearing and due on demand, was collected by the Company in December 2023.

Due to related parties consist of:

		Transaction	October 31,	July 31,
Name	Relationship	Nature	2023	2023
Zhigang Pei	Chairman of the Board	Working capital advances and operating expenses paid on behalf of the Company	$220,909	$220,909
RQS Capital	68% shareholder	Company cash collection due to RQS Capital	2,132	2,132
Ying Deng	RQS Capital 30% owner and Roshing’s 10% owner	Working capital advances and operating expense paid on behalf of the Company	53,036	53,036

TOTAL			$276,077	$276,077

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

For the three months ended October 31, 2023, we accrued management compensation expenses of $60,000. These amounts are included in “general and administrative expenses” in the accompanying consolidated statement of operations.

Office space sharing agreement with related parties

On August 28, 2021, Roshing entered into an office space sharing agreement with Shufang Gao, 60% owner of RQS Capital, and Ying Deng, 30% owner of RQS Capital, for office space in Shenzhen, China. The agreement provided for Gao and Deng, sub lessees under a separate office space sharing agreement relating to the use of the premises from August 28, 2021, to August 31, 2024, to pay monthly rent to the lessee ranging from RMB 12,320 (approximately $1,726) to RMB 13,583 (approximately $1,903) on behalf of Roshing. The rent expenses paid by Gao and Deng were billed directly to Gao and Deng by the Lessee and the sublease is between Gao and Deng and the Lessee. The Company has no obligation, directly or indirectly, to reimburse or otherwise compensate Gao and Deng for paying these expenses. For the three months ended October 31, 2023 and 2022, the Company has accounted for this agreement by charging general and administrative expenses for $0 and $3,519, respectively, and crediting additional paid-in capital for $0 and $3,519, respectively. The office sharing agreement was terminated on May 31, 2023 when Roshing moved all of its operations to its office in Hong Kong.

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

The following table sets forth information, as of October 31, 2023, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

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

Hong Kong

Roshing is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. Hong Kong income tax expenses (benefit) for the three months ended October 31, 2023 and 2022 amounted to $19,113 and $(224), respectively.

For the three months ended October 31, 2023, the income before provision for income taxes of $13,001 consisted of United States source loss of $(102,833) and Hong Kong source income of $115,834. For the three months ended October 31, 2022, the loss before benefit from income taxes of $(1,356) was all Hong Kong source loss.

Significant components of the provision for income taxes are as follows:

	For the three months ended
	October 31, 2023	October 31, 2022
	(Unaudited)	(Unaudited)
Current Hong Kong	$19,113	$–
Deferred Hong Kong	–	(224)
Provision (benefit) for income taxes	$19,113	$(224)

The following table reconciles the Hong Kong statutory rates to the Company’s Hong Kong effective tax rate:

	For the three months ended October 31, 2023	For the three months ended October 31, 2022
	(Unaudited)	(Unaudited)
Hong Kong statutory income tax rate	16.5%	16.5%
Effective tax rate	16.5%	16.5%

For United States income tax purposes, Tianci has a net operating loss carry forward of approximately $1,070,000 at October 31, 2023. Management has not determined that it is more likely than not that this carryforward will be realized and thus the Company maintained a 100% valuation allowance for the deferred tax asset relating to the United States net operating loss carryforward. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of October 31, 2023 and July 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

As of October 31, 2023, tax years 2020 and forward generally remain open for examination for United States Federal and State tax purposes and tax years 2017 and forward generally remain open for examination for foreign tax purposes.

NOTE 6 — CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash held in banks. The cash balance in each financial institution in the United States is insured by the FDIC up to $250,000. As of October 31, 2023, no United States account balance exceeded $250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately US$64,000) if the bank with which an individual/company holds its eligible deposit fails. As of October 31, 2023, a cash balance of $356,990 was maintained at a financial institution in Hong Kong of which approximately $293,000 was subject to credit risk. Management believes that the financial institution is of high credit quality and continually monitors its credit worthiness.

Customer concentration risk

For the three months ended October 31, 2023, two customers accounted for 61.2% and 13.1% of the Company’s total revenues.

For the three months ended October 31, 2022, two customers accounted for 48.2% and 27.5% of the Company’s total revenues.

As of October 31, 2023, four customers accounted for 44.8%, 23.9%, 15.8% and 12.8% of the Company’s total accounts receivable. As of July 31, 2023, no customer accounted for over 10% of the Company’s total accounts receivable.

Vendor concentration risk

For the three months ended October 31, 2023, two vendors accounted for 65.9% and 13.7% of the Company’s total purchases. For the three months ended October 31, 2022, three vendors accounted for 45.8%, 25.5%, and 19.6% of the Company’s total purchases.

As of October 31, 2023, four vendors accounted for 31.5%, 29.4%, 22.7%, and 16.3% of the Company’s total accounts payable. As of July 31, 2023, no vendor accounted for over 10% of the Company’s total accounts payable.

NOTE 7— COMMITMENTS AND CONTINGENCIES

Lease commitments

On January 1, 2021, Roshing entered into an operating lease agreement for office space in Hong Kong with a third party. The agreement had a term of two years and provided for monthly rent of HKD 2,800 (approximately $360). On January 13, 2023, the Company entered a new operating lease agreement for office space in Hong Kong with a third party for two years with monthly rent of HKD 3,000 (approximately $382). Upon adoption of ASU 2016-02 effective August 1, 2022, the Company recognized a $8,704 right of use (“ROU”) asset and operating lease liabilities in January 2023 based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 5%. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants. The lease does not contain an option to extend at the time of expiration. The lease was early terminated in September 2023 which resulted in a derecognition of $6,080 right of use (“ROU”) asset and operating lease liabilities in August 2023.

In September 2023, the Company entered into a one-year short term lease with a monthly lease payment of approximately $828 (HKD 6500).

Rent expenses were $3,184 and $4,599 for the three months ended October 31, 2023 and 2022, respectively.

Contingencies

From time to time, the Company may be a party to legal proceedings, as well as certain asserted and un-asserted claims. The Company was not involved in any material legal proceedings nor asserted claims as of October 31, 2023.

NOTE 8 — ENTERPRISE-WIDE DISCLOSURE

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

Disaggregated information of revenues by business lines are as follows:

	For the three months ended October 31,
	2023	2022
	(Unaudited)	(Unaudited)
Electronic Device Hardware Components Sales	$59,902	$104,194
Software and Website Development Services	19,230	–
Technical Consulting and Training Services	–	6,426
Software Maintenance and Business Promotion Services	15,263	13,750
Business Consulting Services	50,533	–
Global Logistics Services	1,181,720	–
Total revenues	$1,326,648	$124,370

Disaggregated information of revenues by regions are as follows:

	For the three months ended October 31,
	2023	2022
	(Unaudited)	(Unaudited)
Hong Kong	$1,051,017	$118,120
Vietnam	173,531	–
Japan	100,850	–
Singapore	1,250	6,250
Total revenues	$1,326,648	$124,370

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

PARENT COMPANY BALANCE SHEET

October 31,
2023
(Unaudited)
ASSETS
Cash	$23,822
Prepaid expense	1,000
Receivable from subsidiaries	29,487
Investment in subsidiaries	182,937
Total Assets	$237,246

LIABILITIES
Accounts payable and accrued liabilities	$300,930
Due to related parties	223,041
Total Liabilities	523,971

Stockholders’ equity
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 shares issued and outstanding as of October 31, 2023	8
Undesignated preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,903,481 shares issued and outstanding as of October 31, 2023	590
Additional paid-in capital	4,982
Accumulated deficit	(292,305)
Total stockholders’ equity	(286,725)

Total Liabilities and Stockholders’ Equity	$237,246

PARENT COMPANY STATEMENT OF OPERATIONS

For the three months ended October 31,
2023
(Unaudited)
EXPENSES:
General and administrative	$(102,833)

OTHER INCOME:
Income from investment in subsidiaries	87,049

Net Loss	$(15,784)

PARENT COMPANY STATEMENT OF CASH FLOWS

For the three months ended October 31,
2023
(Unaudited)
Cash flows from operating activities:
Net loss	$(15,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of income from investment in subsidiaries	(87,049)
Change in operating assets and liabilities:
Prepaid expense	750
Accounts payable and accrued liabilities	59,352
Net cash (used in) operating activities	(42,731)

Net decrease in cash and cash equivalents	(42,731)
Cash and cash equivalents at July 31, 2023	66,553
Cash and cash equivalents at October 31, 2023	$23,822

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On March 3, 2023, we acquired ownership of RQS United Group Limited, a company organized under the laws of the Republic of Seychelles (“RQS United”), pursuant to the Share Exchange Agreement dated March 3, 2023 among the Company, RQS United and RQS Capital Limited, the prior owner of RQS Limited.

RQS United is a holding company incorporated in the Republic of Seychelles. RQS United has no operations other than holding 90% of the outstanding share capital of its subsidiary, Roshing International Co., Ltd., a company organized under the laws of Hong Kong (“Roshing”). Roshing was incorporated on June 22, 2011 and is primarily engaged in logistics solutions, including sea freight forwarding, and logistic software development and maintenance. We also generate revenue from the sale of electronic parts, and certain technical consulting services.

As a non-asset-based freight forwarder, we currently do not own or operate any transportation assets. By acting as an indirect carrier, we issue fixture notes to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, we receive a contract of carriage known as a Master Ocean Bill of Lading (MOBL). By leveraging our senior management’s expertise on the global logistics industry and adopting an asset-light strategy at the early stage, we’ve seen a significant growth on logistics revenue this quarter. Our business is primarily carried out in Hong Kong and the Asia-Pacific region.

We are optimistic about the future of the logistics service industry and expect that the fundamental supply and demand relationship will enable us to achieve a sustainable business model in the long run. We expect that the global demand for coal, grains and iron ore, electric vehicles, and green energy equipment will continue to increase in response to changes in international trade flows and growing emerging market economies, as well as post pandemic stimulus policies in many countries, boosting demand on global logistics services. Our vision is to continue exploring opportunities in Asia-Pacific, including Vietnam, Singapore, and other emerging markets to increase our customer base and global logistics service revenue.

Results of Operations

Comparison of the three months ended October 31, 2023 and 2022

	For the three months ended October 31,
	2023	2022	Change	Change Percentage
Revenues	1,326,648	124,370	1,202,278	967%
Cost of Revenues	1,092,871	108,555	984,316	907%
Gross profit	233,777	15,815	217,962	1378%
Selling and marketing	102,071	2,159	99,912	4628%
General and administrative	118,705	15,012	103,693	691%
(Loss) income from operations	13,001	(1,356)	14,357	–
Provision for income taxes	19,113	(224)	19,337	–
Net (loss) income	(6,112)	(1,132)	(4,980)	(440%	)
Less: net (loss) income attributable to non-controlling interest	9,672	(113)	9,785	–
Net (loss) income attributable to Tianci	(15,784)	1,019	(14,765)	–

Revenues

During the three months ended October 31, 2023, our revenue increased by $1,202,278, or approximately 9.6 times, to $1,326,648 for the three months ended October 31, 2023 from $124,370 for the three months ended October 31, 2022. The increase was mainly attributed to the launch of our global logistics service, which contributed $1,181,720 to our revenue for the three months ended October 31, 2023, representing approximately 89% of revenue in the quarter ended October 31, 2023.

Our revenues from our revenue streams are categorized as follows:

	For the Three Months Ended October 31,
	2023	2022
Global Logistics Service Revenue	$1,181,720	$–
Product Revenue	59,902	98,000
Other Service Revenue	85,026	26,370
	$1,326,648	$124,370

Cost of Revenues

Total cost of revenues increased by $984,316, or approximately 9.1 times, to $1,092,871 for the three months ended October 31, 2023 as compared to $108,555 for the three months ended October 31, 2022. The increase was primarily attributable to the launch of global logistics services.

Our cost of revenues from our revenue categories are summarized as follows:

	For the Three Months Ended October 31,
	2023	2022
Cost of Global Logistics Service	$1,029,970	$–
Cost of Product	50,008	73,200
Cost of Other Service	12,893	35,355
	$1,092,871	$108,555

Our cost of revenues from global logistics services was $1,029,970 for the three months ended October 31, 2023. We did not have any cost of global logistics service in the same period in 2022 as this was a brand new service line. Cost of global logistics services primarily include the cargo space charged by direct ocean carriers, freight forwarders and ancillary logistics services fees.

Our cost of revenues from hardware product sales decreased by $23,192, or approximately 32%, to $50,008 for the three months ended October 31, 2023, from $73,200 for the three months ended October 31, 2022.

Gross Profit

Our gross profits from our major revenue categories are summarized as follows:

Margins

	For the Three Months Ended October 31,
	2023	2022
Global Logistics Service
Gross Profit Margin	$151,750	$–
Gross Profit Margin	12.8%	–
Hardware Product Sales
Gross Profit Margin	$9,894	$24,800
Gross Profit Percentage	16.5%	25.3%
Other Services
Gross Profit Margin	$72,133	$(8,985)
Gross Profit Percentage	84.8%	-34.1%
Total
Gross Profit Margin	$233,777	$15,815
Gross Profit Percentage	17.6%	12.7%

Our gross profit increased by $217,962 to $233,777 for the three months ended October 31, 2023 from $15,815 for the three months October 31, 2022. The increase in gross profit was primarily due to the launch of global logistics service, as discussed above. For the three months ended October 31, 2023 and 2022, our overall gross profit margin was 17.6% and 12.7%, respectively. The gross profit margin of the new global logistics service was 12.8%, which is likely to increase as demand picks up post-pandemic with relatively stable global logistics supply. Our growth profit margin of hardware products for the three months ended October 31, 2023 decreased to 16.5%, from 25.3% for the three months ended October 31, 2022 due to pierce competition and relatively low demand on hardware products. The gross profit margin of our other services revenue increased to 84.8% for the three months ended October 31, 2023, driven and started generating profit for the Company

Operating Expenses

There was significant change in our total operating expenses, which were $220,776 and $17,171 for the three months ended October 31, 2023, and 2022, respectively. Our operating expenses primarily include payroll expenses, commissions, advertising, rent and professional fees for the compliance service as a public company. The increase was mainly due to the increased commission expense for referring the global logistics customers, and compliance service professional fees.

Income tax expense

Our income tax expense amounted to $ 19,113 and $ (224) for the three months ended October 31, 2023, and 2022, respectively. The change was due to the increase in revenue realized during the recent quarter.

Net Loss

The Company realized a net loss of $6,112 for the three months ended October 31, 2023.  However, because the Company owns only 90% of its operating subsidiary, Roshing, 10% of that company’s net income was attributed to the minority interest.  Therefore the net loss for the three months ended October 31, 2023 attributable to the shareholders of Tianci International was $15,784.  In comparison, during the three months ended October 31st 2023, the Company’s net loss was $1,132 and, after deducting the net loss attributable to the 10% minority interest in Roshing, net loss attributable to shareholders of Tianci International was $1,019. We believe our pivot into the logistics service gives our shareholders an opportunity and exposure at a great sector as the global economy recovers from the pandemic.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. As of October 31, 2023, we have a working capital deficit of $(286,400), our cash amounted to $380,833, our current assets were $631,629 and our current liabilities were $918,029. To date, we have financed our operations primarily through capital contributions and advances from shareholders and private investors. At October 31, 2023 we owed $276,077 to related parties (See Note 3 of the interim financial statement). We also owed $300,800 to officers for compensation accrued under their employment agreements that they have agreed to defer. The deferred compensation is classified with accrued liabilities and other payables.

Because 63% of our liabilities are owed to related parties, we believe that our liquidity and working capital will be sufficient to sustain our business operation for the next twelve months. We may, however, need additional cash resources in the future if there are changes in business conditions or other developments or if the company finds and wishes to pursue opportunities for investment, acquisition, capital expenditure, or similar actions.

We started providing shipping & freight forwarding services during the quarter ended October 31, 2023, which may require significant capital expenditure for developing the business. If we determined that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following table summarizes the key components of our cash flows for the three months ended October 31, 2023 and 2022.

	For the three months ended
	October 31,
	2023	2022
Net cash provided by (used in) operating activities	$124,524	$(14,903)
Net cash used in investing activities	–	–
Net cash provided by (used in) financing activities	(33)	36,436
Net change in cash and restricted cash	$124,491	$21,533

Operating activities

Net cash of $124,524 provided by operating activities for the three months ended October 31, 2023 was primarily the result of an increase in accounts payable of $195,232, an increase in accrued liabilities and other payables of $140,354 which was partially offset by the increase of $ 195,629 in accounts receivable.

Net cash of $14,903 used in operating activities for the three months ended October 31, 2022 was primarily the result of an increase in accounts receivable of $111,749, which was partially offset by the increase of $98,202 in accounts payable.

Investing activities

The company has no investing activities for the three months ended October 31, 2023 and 2022.

Financing activities

Net cash used in financing activities for the three months ended October 31, 2023 was $33. This was attributable to our repayment of a working capital advance by a related party in the amount of $90,000, which was offset by the $89,967 in working capital advance from related parties.

Net cash of $36,436 provided by financing activities for the three months ended October 31, 2022 was primarily attributable to a working capital advance from a related party amounting to $62,775, the direct payment of operating expenses by shareholders amounting to $23,977, and the payments of Shenzhen China rent by related parities amounting to $3,519. Cash inflow was partially offset by repayment of a working capital advance to related party in the amount of $53,835.

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

In connection with the preparation of our financial statements for the three months ended October 31, 2023, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended July 31, 2023.

Item 2	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the first quarter of fiscal year 2024, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2024.

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

TIANCI INTERNATIONAL, INC.

Date: December 14, 2023	By: /s/ Shufang Gao Shufang Gao, Chief Executive, Financial and Accounting Officer

