Form 10-Q
period 2024-01-31
Tianci International, Inc.
filed 2024-02-27
CIK 1557798

Table of Contents

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 26, 2024

Common Voting Stock: 14,781,803

TIANCI INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JANUARY 31, 2024

PART I  –  FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN UNITED STATES DOLLARS)

	January 31,	July 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$799,377	$256,342
Accounts receivable	86,513	–
Prepaid expense	250	1,750
Due from related party	–	54,134
Total current assets	886,140	312,226

Other assets:
Lease security deposit	1,656	1,542
Right-of-use asset	–	6,436
Total non-current assets	1,656	7,978

TOTAL ASSETS	$887,796	$320,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$779
Income taxes payable	38,270	26,298
Due to related parties	30,215	276,077
Lease liability - current	–	4,368
Advances from customers	–	29,070
Accrued liabilities and other payables	125,019	260,176
Total current liabilities	193,504	596,768

Lease liability - noncurrent	–	2,068

Total liabilities	193,504	598,836

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; 0 and 80,000 shares issued and outstanding as of January 31, 2024 and July 31, 2023	–	8
Undesignated preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,781,803 and 5,903,481 shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively	1,478	590
Additional paid-in capital	882,424	4,982
Accumulated deficit	(211,172)	(276,521)
Total stockholders' equity (deficit) attributable to TIANCI INTERNATIONAL, INC.	672,730	(270,941)
Non-controlling interest	21,562	(7,691)

Total stockholders’ equity (deficit)	694,292	(278,632)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$887,796	$320,204

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the three months ended January 31,		For the six months ended January 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES
Global logistics services	$2,819,056	$–	$4,000,776	$–
Other revenue	75,072	98,730	220,000	223,100
Total Operating Revenues	2,894,128	98,730	4,220,776	223,100

COST OF REVENUES
Global logistics services	2,504,764	–	3,534,734	–
Other revenue	50,260	78,800	113,161	187,355
Total Cost of Revenues	2,555,024	78,800	3,647,895	187,355

Gross profit	339,104	19,930	572,881	35,745

Operating expenses:
Selling and marketing	133,763	6,001	235,834	8,160
General and administrative	136,721	19,202	255,426	34,214

Total operating expenses	270,484	25,203	491,260	42,374

(Loss) income from operations	68,620	(5,273)	81,621	(6,629)

Other income	24,953	–	24,953	–

Income (loss) before provision for (benefit from) income taxes	93,573	(5,273)	106,574	(6,629)
Provision for (benefit from) income taxes	(7,141)	224	11,972	–

Net income (loss)	100,714	(5,497)	94,602	(6,629)
Less: net income (loss) attributable to non-controlling interest	19,581	(550)	29,253	(663)

Net income (loss) attributable to TIANCI INTERNATIONAL, INC.	$81,133	$(4,947)	$65,349	$(5,966)

Weighted average number of common shares*
Basic and diluted	6,803,418	1,500,000	6,363,163	1,500,000

Loss per common share attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$0.01	$(0.00)	$0.01	$(0.00)

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2024 AND 2023

(EXPRESSED IN UNITED STATES DOLLARS)

	Preferred Stock	Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Noncontrolling interest	Total

Balance at July 31, 2022	–	$–	1,500,000	$150	$(50,000)	$82,732	$64,689	$7,188	$104,759
Payments of Shenzhen China rent by related parties (Note 3)	–	–	–	–	–	3,519	–	–	3,519
Net loss	–	–	–	–	–	–	(1,019)	(113)	(1,132)
Balance at October 31, 2022 (unaudited)	–	$–	1,500,000	$150	$(50,000)	$86,251	$63,670	$7,075	$107,146
RQS United Subscription receivable	–	–	–	–	50,000	–	–	–	50,000
Capital contribution	–	–	–	–		65,650	–	–	65,650
Payments of Shenzhen China rent by related parties (Note 3)	–	–	–	–	–	5,560	–	–	5,560
Net loss	–	–	–	–	–	–	(4,947)	(550)	(5,497)
Balance at January 31, 2023 (unaudited)	–	$–	1,500,000	$150	$–	$157,461	$58,723	$6,525	$222,859

	Preferred Stock	Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Noncontrolling interest	Total

Balance at July 31, 2023	80,000	$8	5,903,481	$590	$–	$4,982	$(276,521)	$(7,691)	$(278,632)
Net loss	–	–	–	–	–	–	(15,784)	9,672	(6,112)
Balance at October 31, 2023 (unaudited)	80,000	$8	5,903,481	$590	$–	$4,982	$(292,305)	$1,981	$(284,744)
Conversion of liabilities to common stock	–	–	445,109	44	–	445,065	–	–	445,109
Conversion of preferred stock to common stock	(80,000)	(8)	8,000,000	800	–	(792)	–	–	–
Private offering	–	–	433,213	44	–	433,169	–	–	433,213
Net income	–	–	–	–	–	–	81,133	19,581	100,714
Balance at January 31, 2024 (unaudited)	–	$–	14,781,803	$1,478	$–	$882,424	$(211,172)	$21,562	$694,292

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the six months ended January 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$94,602	$(6,629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	–	–
Amortization of operating lease right-of-use asset	356	162
Debt forgiven by related party	(24,953)	–
Change in operating assets and liabilities:
Accounts receivable	(86,513)	540,914
Prepaid expense	1,500	–
Lease security deposit	(114)	(103)
Due from related party	54,137	–
Advances from customers	(29,070)	–
Accounts payable	(779)	(325,062)
Income taxes payable	11,972	939
Operating lease liabilities	(356)	(162)
Accrued liabilities and other payables	89,040	6,941
Net cash provided by operating activities	109,822	217,000

Cash flows from financing activities:
Proceeds received from private offerings	433,213	–
Subscription receivable collected	–	50,000
Capital contribution received	–	65,650
Working capital advance from related party	–	61,490
Repayment of working capital advance from related party	–	(296,884)
Operating expenses directly paid by shareholders	–	47,360
Payments of Shenzhen China rent by related parties	–	9,079
Net cash (used in) provided by financing activities	433,213	(63,305)

Net increase in cash	543,035	153,695
Cash, beginning	256,342	21,237
Cash, ending	$799,377	$174,932

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-Cash Activities:
Initial recognition of right-of-use assets and lease liabilities	$–	$8,704
Early termination of right-of-use assets and lease liabilities	$6,080	$–
Conversion of liabilities to common stock	$445,109	$–
Conversion of preferred stock to common stock	$800	$–

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

Tianci International, Inc. (the “Company”, “Tianci”) was incorporated under the laws of the State of Nevada as Freedom Petroleum, Inc. on June 13, 2012. In May 2015, the Company changed its name to Steampunk Wizards, Inc. and on November 9, 2016, the Company changed its name to Tianci International, Inc. The Company is a holding company. As of January 31, 2024, the Company had one operating subsidiary, Roshing International Co., Ltd. (“Roshing”). The Company owns 90% of the capital stock of Roshing through RQS United, a wholly-owned subsidiary. The Company’s fiscal year end is July 31.

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

RQS United is a holding company incorporated on November 4, 2022 in the Republic of Seychelles. RQS United has no substantive operations other than holding 90% of the outstanding share capital of its subsidiary, Roshing, which was incorporated on June 22, 2011 in Hong Kong, is principally engaged in global logistics services. In addition, less than 6% of its revenue for the six months ended January 31, 2024 was derived from sales of electronic device hardware components, development of logistics software and websites, technical consulting, and software maintenance. Roshing’s business is primarily carried out in Hong Kong.

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

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

Results of the three and six months ended January 31, 2024 are not necessarily indicative of the results that may be expected for the year ending July 31, 2024 or any other future periods.

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

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

Accounts receivable, net

Accounts receivable include trade accounts due from customers which are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of January 31, 2024 and July 31, 2023, no allowance for doubtful accounts was deemed necessary.

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

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

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

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

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

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

Advertising costs

Advertising costs amounted to $0 and $192 for the six months ended January 31, 2024 and 2023, respectively. Advertising costs are expensed as incurred and included in selling and marketing expenses.

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

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

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

The Hong Kong tax returns filed for 2017 and subsequent years are subject to examination by the applicable tax authorities.

The US tax returns filed for 2021 and subsequent years are subject to examination by the applicable tax authorities.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of January 31, 2024 and July 31, 2023, there were 0 and 8,000,000 dilutive shares outstanding related to the convertible Series A Preferred Stock (see Note 4),respectively.

Noncontrolling Interests

The Company’s noncontrolling interest represents the minority shareholder’s 10% ownership interest in Roshing. The noncontrolling interest is presented in the consolidated balance sheets separately from stockholders’ equity attributable to Tianci. Noncontrolling interest in the results of Roshing are presented on the consolidated statements of operations as allocations of the total income or loss of Roshing for the three and six months ended January 31, 2024 and 2023 between the noncontrolling interest holder and the shareholders of RQS United.

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

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

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

NOTE 3 – RELATED PARTIES BALANCES AND TRANSACTIONS

Due from related party consists of:

Due from related party represents a receivable of $54,167 from RQS Capital at July 31, 2023. The receivable, which was non-interest bearing and due on demand, was collected by the Company in December 2023.

Due to related parties consist of:

		Transaction	January 31,	July 31,
Name	Relationship	Nature	2024	2023
Zhigang Pei*	Former Chairman of the Board	Working capital advances and operating expenses paid on behalf of the Company	$–	$220,909
RQS Capital	68% shareholder	Company cash collection due to RQS Capital	2,132	2,132
Ying Deng**	RQS Capital 30% owner and Roshing’s 10% owner	Working capital advances and operating expense paid on behalf of the Company	28,083	53,036

TOTAL			$30,215	$276,077

*	$220,909 of this liability was converted to 220,909 shares of common stock on January 19, 2024.

**	$24,953 of this liability was forgiven in November 2023.

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

For the three and six months ended January 31, 2024, we accrued management compensation expenses of $60,000 and $120,000, respectively. These amounts are included in “general and administrative expenses” in the accompanying consolidated statement of operations.

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

Office space sharing agreement with related parties

On August 28, 2021, Roshing entered into an office space sharing agreement with Shufang Gao, 60% owner of RQS Capital, and Ying Deng, 30% owner of RQS Capital, for office space in Shenzhen, China. The agreement provided for Gao and Deng, sub lessees under a separate office space sharing agreement relating to the use of the premises from August 28, 2021, to August 31, 2024, to pay monthly rent to the lessee ranging from RMB 12,320 (approximately $1,726) to RMB 13,583 (approximately $1,903) on behalf of Roshing. The rent expenses paid by Gao and Deng were billed directly to Gao and Deng by the Lessee and the sublease is between Gao and Deng and the Lessee. The Company has no obligation, directly or indirectly, to reimburse or otherwise compensate Gao and Deng for paying these expenses. For the three months ended January 31, 2024 and 2023, the Company has accounted for this agreement by charging general and administrative expenses for $0 and $5,560, respectively, and crediting additional paid-in capital for $0 and $5,560, respectively. For the six months ended January 31, 2024 and 2023, the Company has accounted for this agreement by charging general and administrative expenses for $0 and $9,079, respectively, and crediting additional paid-in capital for $0 and $9,079, respectively. The office sharing agreement was terminated on May 31, 2023 when Roshing moved all of its operations to its office in Hong Kong.

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

The following table sets forth information, as of January 31, 2024, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

		January 31, 2024
Class	Shares Authorized	Shares Outstanding
Common Stock, $.0001 par value	100,000,000	14,781,803
Series A Preferred Stock, $.0001 par value	80,000	–
Undesignated Preferred Stock, $.0001 par value	20,000,000	–

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

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

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

On January 19, 2024 the Company sold an aggregate of 445,109 shares of its common stock to five present or former members of the Company’s Board of Directors for an aggregate price of $445,109 or $1.00 per share. The purchasers included Zhigang Pei, who received 220,909 shares in settlement of a loan by Mr. Pei to the Company in the amount of $220,909, and five present or former members of the Company’s Board of Directors, who received an aggregate of 224,200 shares (Zhigang Pei – 110,200 shares; David Wei Fang – 64,600 shares; Jack Fan Liu – 22,100 shares, Jimmy Weiyu Zhu – 5,200 shares; and Yee Man Yung - 22,100 shares) in satisfaction of the Company’s liability to them for unpaid compensation.

On January 19, 2024 the Company issued 8,000,000 shares of its common stock to RQS Capital Limited. The shares were issued upon RQS Capital’s exercise of its right to convert 80,000 shares of the Company’s Series A Preferred Stock into 8,000,000 shares of common stock.

On January 24, 2024 the Company sold an aggregate of 433,213 shares of its common stock to nine investors for an aggregate price of $433,213 or $1.00 per share. The shares were issued in a private offering to investors.

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

NOTE 5 – INCOME TAXES

Income Taxes

Seychelles

RQS United is incorporated in Seychelles and is not subject to tax on income generated outside of Seychelles under the current law. In addition, upon payment of dividends, no withholding tax is imposed under current law.

Hong Kong

Roshing is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 8.25% in Hong Kong. Hong Kong income tax expenses (benefit) for the six months ended January 31, 2024 and 2023 amounted to $11,972 and $0, respectively.

For the six months ended January 31, 2024, the income before provision for income taxes of $106,574, consisted of United States source loss of $(197,930) and Hong Kong source income of $304,504. For the six months ended January 31, 2023, the loss before benefit from income taxes of $(6,629) was all Hong Kong source loss.

Significant components of the provision for income taxes are as follows:

	For the six months ended
	January 31, 2024	January 31, 2023
	(Unaudited)	(Unaudited)
Current Hong Kong	$11,972	$–
Deferred Hong Kong	–	–
Provision (benefit) for income taxes	$11,972	$–

The following table reconciles the Hong Kong statutory rates to the Company’s Hong Kong effective tax rate:

	For the six months ended January 31, 2024	For the six months ended January 31, 2023
	(Unaudited)	(Unaudited)
Hong Kong statutory income tax rate	8.25%	8.25%
Prior year overaccrual of provision for income taxes	(4.32)%	–
Change in deferred tax asset valuation allowance		(8.25)%
Effective tax rate	3.93%	–%

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

For United States income tax purposes, Tianci has a net operating loss carry forward of approximately $1,165,337 at January 31, 2024. Management has not determined that it is more likely than not that this carryforward will be realized and thus the Company maintained a 100% valuation allowance for the deferred tax asset relating to the United States net operating loss carryforward. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of January 31, 2024 and July 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

As of January 31, 2024, tax years 2021 and forward generally remain open for examination for United States Federal and State tax purposes and tax years 2017 and forward generally remain open for examination for foreign tax purposes.

NOTE 6 — CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash held in banks. The cash balance in each financial institution in the United States is insured by the FDIC up to $250,000. As of January 31, 2024, no United States account balance exceeded $250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately US$64,000) if the bank with which an individual/company holds its eligible deposit fails. As of January 31, 2024, a cash balance of $676,256 was maintained at a financial institution in Hong Kong of which approximately $612,000 was subject to credit risk. Management believes that the financial institution is of high credit quality and continually monitors its credit worthiness.

Customer concentration risk

For the six months ended January 31, 2024, two customers accounted for 68.4% and 16.9% of the Company’s total revenues.

For the six months ended January 31, 2023, four customers accounted for 23.3% 26.9%, 16.2% and 13.4% of the Company’s total revenues.

As of January 31, 2024, one customer accounted for 100% of the Company’s total accounts receivable.

Vendor concentration risk

For the six months ended January 31, 2024, two vendors accounted for 59.9% and 16.2% of the Company’s total purchases. For the six months ended January 31, 2023, four vendors accounted for 51.1%, 21.9%, 15.2%, and 11.7% of the Company’s total purchases.

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

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

In September 2023, the Company entered into a one-year lease with a monthly lease payment of approximately $828 (HKD 6500).

Rent expenses were $2,484 and $6,478 for the three months ended January 31, 2024 and 2023, respectively, and $5,669 and $11,076 for the six months ended January 31, 2024 and 2023, respectively.

Contingencies

From time to time, the Company may be a party to legal proceedings, as well as certain asserted and un-asserted claims. The Company was not involved in any material legal proceedings nor asserted claims as of January 31, 2024.

NOTE 8 — ENTERPRISE-WIDE DISCLOSURE

The Company follows ASC 280, Segment Reporting, which requires companies to disclose segment data based on how management makes decisions about allocating resources to each segment and evaluates their performances. The Company’s chief operating decision-makers (i.e., the Company’s chief executive officer and his direct assistants, including the Company’s chief financial officer) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues, cost of revenues, and gross profit by business lines and by regions (Hong Kong, Vietnam, Japan and Singapore) for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by ASC 280, the Company considers itself to be operating within one reportable segment.

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

Disaggregated information of revenues by business lines are as follows:

	For the three months ended		For the six months ended
	January 31,		January 31,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Electronic Device Hardware Components Sales	$43,479	$75,686	$103,381	$179,880
Software and Website Development Services	–	–	19,230	–
Technical Consulting and Training Services	–	8,044	–	14,470
Software Maintenance and Business Promotion Services	14,013	15,000	29,276	28,750
Business Consulting Services	17,580	–	68,113	–
Global Logistics Services	2,819,056	–	4,000,776	–
Total revenues	$2,894,128	$98,730	$4,220,776	$223,100

Disaggregated information of revenues by regions are as follows:

	For the three months ended		For the six months ended
	January 31,		January 31,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Hong Kong	$2,151,434	$91,230	$3,202,451	$209,350
Vietnam	538,694	–	712,225	–
Japan	204,000	–	304,850	–
Singapore	–	7,500	1,250	13,750
Total revenues	$2,894,128	$98,730	$4,220,776	$223,100

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

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

PARENT COMPANY BALANCE SHEET

January 31,
2024
(Unaudited)
ASSETS
Cash	$117,661
Prepaid expense	250
Receivable from subsidiaries	207,584
Investment in subsidiaries	359,167
Total Assets	$684,662

LIABILITIES
Accounts payable and other accrued liabilities	$9,800
Due to related parties	2,132
11,932

Stockholders’ equity
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; 0 and 80,000 shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively	–
Undesignated preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,781,803 and 5,903,481 shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively	1,478
Additional paid-in capital	882,424
Accumulated deficit	(211,172)
Total stockholders’ equity	672,730

Total Liabilities and Stockholders’ Equity	$684,662

TIANCI INTERNATIONAL, INC.

Notes To Condensed Consolidated Financial Statements

Three And Six Months Ended January 31, 2024 And 2023

(Unaudited)

PARENT COMPANY STATEMENT OF OPERATIONS

For the six months ended January 31,
2024
(Unaudited)
EXPENSES:
General and administrative	$(197,930)

OTHER INCOME:
Income from investment in subsidiaries	263,279

Net Income	$65,349

PARENT COMPANY STATEMENT OF CASH FLOWS

For the six months ended
January 31, 2024

Cash flows from operating activities:
Net income	$65,349
Adjustments to reconcile net income to net cash (used in) operating activities:
Share of gain from investment in subsidiaries	(263,279)
Change in operating assets and liabilities:
Prepaid expense	1,500
Accounts payable and other accrued liabilities	(7,578)
Net cash (used in) operating activities	(204,008)

Cash flows from financing activities:
Proceeds received from private offerings	433,213
Repayment of operating funds to related party	(178,097)
Net cash provided by financing activities	255,116

Net increase in cash and cash equivalents	51,108
Cash and cash equivalents at beginning of period	66,553
Cash and cash equivalents at end of period	$117,661

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On March 3, 2023, we acquired ownership of RQS United Group Limited, a company organized under the laws of the Republic of Seychelles (“RQS United”), pursuant to the Share Exchange Agreement dated March 3, 2023 among the Company, RQS United and RQS Capital Limited, the prior owner of RQS United.

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

As a non-asset-based freight forwarder, we currently do not own or operate any transportation assets. In our role as an indirect carrier, we issue fixture notes to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, we receive a contract of carriage known as a Master Ocean Bill of Lading (MOBL). By leveraging our senior management’s expertise on the global logistics industry and adopting an asset-light strategy at the early stage, we’ve seen a significant growth in logistics revenue during the six months ended January 31, 2024. Our business is primarily carried out in Hong Kong and other locations in the Asia-Pacific region.

We are optimistic about the future of the logistics service industry. We expect that the global demand for coal, grains and iron ore, electric vehicles, and green energy equipment will continue to increase in response to changes in international trade flows and growing emerging market economies, as well as post pandemic stimulus policies in many countries, all of which should boost demand for global logistics services. Our vision is to continue exploring opportunities in the Asia-Pacific region, and other emerging markets to increase our customer base and global logistics service revenue.

Results of Operations

Comparison of the three months ended January 31, 2024 and 2023

	For the three months ended January 31,
	2024	2023	Change	Change Percentage
Revenues	2,894,128	98,730	2,795,398	2,831%
Cost of Revenues	2,555,024	78,800	2,476,224	3,142%
Gross profit	339,104	19,930	319,174	1,601%
Selling and marketing	133,763	6,001	127,762	2,129%
General and administrative	136,721	19,202	117,519	612%
(Loss) income from operations	68,620	(5,273)	73,893	(1,401%	)
Provision for income taxes	7,141	(224)	7,365	(3,288%	)
Net (loss) income	100,714	(5,497)	106,211	(1,932%	)
Less: net (loss) income attributable to non-controlling interest	19,581	(550)	20,131	(3,660%	)
Net (loss) income attributable to Tianci	81,133	(4,947)	86,080	(1,740%	)

Comparison of the six months ended January 31, 2024 and 2023

	For the six months ended January 31,
	2024	2023	Change	Change Percentage
Revenues	4,220,776	223,100	3,997,676	1792%
Cost of Revenues	3,647,895	187,355	3,460,540	1847%
Gross profit	572,881	35,745	537,136	1503%
Selling and marketing	235,834	8,160	227,674	2790%
General and administrative	255,426	34,214	221,212	647%
(Loss) income from operations	81,621	(6,629)	88,250	(1331%	)
Provision for income taxes	(11,972)	–	(19,337)	–
Net (loss) income	94,602	(6,629)	101,231	(1527%	)
Less: net (loss) income attributable to non-controlling interest	29,253	(663)	29,916	(4512%	)
Net (loss) income attributable to Tianci	65,349	(5,966)	71,315	(1195%	)

Revenues

During the three and six months ended January 31, 2024, our revenue increased significantly: to $2,894,128 for the three months ended January 31, 2024 from $98,730 for the three months ended January 31, 2023 and to $4,220,776 for the six months ended January 31, 2024 from $223,100 for the six months ended January 31, 2023. The increase was mainly attributable to the launch and growth of our global logistics service, which contributed 97% of our revenue in the quarter ended January 31, 2024 and 95% of our revenue during the six months ended January 31, 2024.

Our revenues from our revenue streams are categorized as follows:

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2024	2023	2024	2023
Global Logistics Service Revenue	$2,819,056	$–	$4,000,776	$–
Product Revenue	43,479	75,686	103,381	179,880
Other Service Revenue	31,593	23,044	116,619	43,220
Total	$2,894,128	$98,730	$4,220,776	$223,100

Cost of Revenues

Total cost of revenues increased from $78,800 to $2,555,024 for the three months ended January 31, 2024 and from $187,355 to $3,647,895 for the six months ended January 31, 2024. The increase was attributable to the growth of our global logistics services.

Our cost of revenues from our revenue categories are summarized as follows:

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2024	2023	2024	2023
Cost of Global Logistics Service	$2,504,764	$–	$3,534,734	$–
Cost of Product	37,080	65,910	87,088	139,110
Cost of Other Service	13,180	12,890	26,073	48,245
Total	$2,555,024	$78,800	$3,647,895	$187,355

Our cost of revenues from global logistics services represented 98% and 97% of total cost of revenues during the three and six months ended January 31, 2024, respectively. We did not have any cost of global logistics service in the same period in 2023 as this is a new service sector. Cost of global logistics services primarily include the cargo space charged by direct ocean carriers, freight forwarders and ancillary logistics services fees.

Our cost of revenues from hardware product sales decreased by 44% and 37% for the three and six month periods ended January 31, 2024, respectively, reflecting the reduction in our revenue from hardware product sales.

Gross Profit

Our gross profits from our major revenue categories are summarized as follows:

Margins

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2024	2023	2024	2023
Global Logistics Service
Gross Profit Margin	$314,292	$–	$466,042	$–
Gross Profit Margin	11.1%	–	11.6%	–
Hardware Product Sales
Gross Profit Margin	$6,399	$9,776	$16,293	$40,770
Gross Profit Percentage	14.7%	12.3%	15.8%	22.7%
Other Services
Gross Profit Margin	$18,413	$10,154	$90,546	$-5,025
Gross Profit Percentage	58.3%	44.1%	77.64%	-11.6%
Total
Gross Profit Margin	$339,104	$19,930	$572,881	$35,745
Gross Profit Percentage	11.7%	20.2%	13.6%	16%

Our gross profit increased by $319,174 to $339,104 for the three months and by $537,136 to $572,881 during the three and six months ended January 31, 2024, respectively. The increase in gross profit was primarily due to the launch and growth of our global logistics service, as discussed above. For the three and six months ended January 31, 2024, our overall gross profit margin was 11.7% and 13.6%, respectively, a reduction from gross margins of 20.2% and 16.0% during the three and six months ended January 31, 2023. Our overall gross margins fell because the gross margins from our global logistics service was 11.1% and 11.6% during the three and six months ended January 31, 2024. We anticipate that the gross margin realized from logistics services is likely to increase in the future as demand picks up post-pandemic with relatively stable global logistics supply.

Operating Expenses

With the significant increase in our operations came a significant increase in our total operating expenses, which were $270,484 and $491,260 for the three and six months ended January 31, 2024, compared to $25,203 and $42,374 for the three and six months ended January 31, 2023, respectively. Our operating expenses primarily include payroll expenses, commissions, advertising, rent and professional fees relating to our obligations as a public company. The increase was mainly due to the increasing commission expense we paid to agents for referring global logistics customers, and professional fees for compliance services.

Income tax expense

Our income tax expense amounted to $7,141 and $11,972 for the three and six months ended January 31, 2024, compared to $0 and $(224) for the three and six months ended January 31, 2023, respectively. The change was due to the increase in revenue realized during the recent six month period.

Net Income

The Company realized net income of $100,714 and $94,602 for the three months and six months ended January 31, 2024. However, since the Company owns only 90% of its operating subsidiary, Roshing, 10% of net income generated by Roshing was attributed to the minority interest. As a result, the net income for the three and six months ended January 31, 2024 attributable to the shareholders of Tianci International was $81,133 and $65,349, respectively.  In comparison, during the three and six months ended January 31, 2023, the Company incurred net losses of $5,497 and $6,629 respectively. We believe our pivot to the logistics market gives our shareholders an opportunity to benefit from the opportunity presented by this market as the global economy recovers from the pandemic.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. As of January 31, 2024, we had working capital of $692,636, as our cash amounted to $799,377, our current assets were $886,140 and our current liabilities were $193,504. To date, we have financed our operations primarily through capital contributions and advances from shareholders and by private placement of securities. At January 31, 2024 we owed $30,215 to related parties (See Note 3 to the financial statements).

We believe that our liquidity and working capital will be sufficient to sustain our business operation for the next twelve months. We may, however, need additional cash resources in the future if there are changes in business conditions or other developments or if the company finds and wishes to pursue opportunities for investment, acquisition, capital expenditure, or similar actions.

We started providing shipping & freight forwarding services during the quarter ended October 31, 2023. Although the business grew quickly during its first six months, it may occur that to continue to take advantage of the opportunity offered by this business, we may require significant capital expenditure for developing our position in the market. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following table summarizes the key components of our cash flows for the six months ended January 31, 2024 and 2023.

	For the six months ended
	January 31,
	2024	2023
Net cash provided by operating activities	$109,822	$217,000
Net cash used in investing activities	–	–
Net cash provided by (used in) financing activities	433,213	(63,305)
Net change in cash and restricted cash	$543,035	$153,695

Operating activities

Net cash of $109,822 provided by operating activities for the six months ended January 31, 2024 was primarily the result of net income of $94,602. While an increase of $86,513 in accounts receivable during the period served to reduce the cash provided by our operations, we offset that item with a $89,040 increase in accrued liabilities..

Net cash of $217,000 provided by operating activities for the six months ended January 31, 2023 was primarily the result of an decrease in accounts receivable of $540,914, which was partially offset by the decrease of $325,062 in accounts payable.

Investing activities

The company has no investing activities during either of the six month periods ended January 31, 2024 and 2023.

Financing activities

Net cash provided by financing activities for the six months ended January 31, 2024 was $433,213. This was attributable to proceeds received from private offering of common stock in that amount.

Net cash of $63,305 used in financing activities during the six months ended January 31, 2023 was primarily attributable to our repayment of a working capital loan of $296,884 during that period. Other than existing cash resources, the funds used to repay the loan were derived from a capital contribution received amounting to $65,650, collection of a subscription receivable amounting to $50,000, and a working capital advance from a related party amounting to $61,490. Our cash balance was also aided by reason of the direct payment of operating expenses by shareholders amounting to $47,360, and the payments of rent for our premises in Shenzhen China by related parties amounting to $9,079.

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

In connection with the preparation of our financial statements for the three and six months ended January 31, 2024, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended July 31, 2024.

Item 2	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the second quarter of fiscal year 2024, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2024.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.

During the quarter ended January 1, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Rule 13a-14(b) Certification of CEO
32.2	Rule 13a-14(b) Certification of CFO
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.

Date: February 27, 2024	By:	/s/ Shufang Gao
Shufang Gao, Chief Executive Officer

Date: February 27, 2024	By:	/s/ Wei Fang
Wei Fang, Chief Financial and Accounting Officer

