Form 10-Q
period 2024-04-30
Tianci International, Inc.
filed 2024-06-14
CIK 1557798

Table of Contents

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

June 14, 2024

Common Voting Stock: 14,781,803

TIANCI INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 30, 2024

PART I   -   FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN UNITED STATES DOLLARS)

	April 30,	July 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$646,031	$256,342
Accounts receivable	82,021	–
Prepaid expense	2,600	1,750
Deferred offering costs	245,000	–
Due from related party	–	54,134
Total current assets	975,652	312,226

Other assets:
Lease security deposit	1,656	1,542
Right-of-use asset	–	6,436
Total non-current assets	1,656	7,978

TOTAL ASSETS	$977,308	$320,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,698	$779
Income taxes payable	48,321	26,298
Due to related parties	30,354	276,077
Lease liability - current	–	4,368
Advances from customers	–	29,070
Accrued liabilities and other payables	126,440	260,176
Total current liabilities	241,813	596,768

Lease liability - noncurrent	–	2,068

Total liabilities	241,813	598,836

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; 0 and 80,000 shares issued and outstanding as of April 30, 2024 and July 31, 2023	–	8
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 and 0 shares issued and outstanding as of April 30, 2024 and July 31, 2023	8	–
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,781,803 and 5,903,481 shares issued and outstanding as of April 30, 2024 and July 31, 2023, respectively	1,478	590
Additional paid-in capital	962,416	4,982
Accumulated deficit	(261,146)	(276,521)
Total stockholders' equity (deficit) attributable to TIANCI INTERNATIONAL, INC.	702,756	(270,941)
Non-controlling interest	32,739	(7,691)

Total stockholders’ equity (deficit)	735,495	(278,632)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$977,308	$320,204

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the three months ended April 30,		For the nine months ended April 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES
Global logistics services	$1,921,874	$–	$5,922,650	$–
Other revenue	18,472	144,013	238,472	367,113
Total Operating Revenues	1,940,346	144,013	6,161,122	367,113

COST OF REVENUES
Global logistics services	1,683,283	–	5,218,017	–
Other revenue	12,356	260,700	125,517	448,055
Total Cost of Revenues	1,695,639	260,700	5,343,534	448,055

Gross profit (loss)	244,707	(116,687)	817,588	(80,942)

Operating expenses:
Selling and marketing	91,950	39,532	327,784	47,692
General and administrative	134,473	157,909	389,899	191,184

Total operating expenses	226,423	197,441	717,683	238,876

Income (loss) from operations	18,284	(314,128)	99,905	(319,818)

Other income (expense) net	(47,030)	–	(22,077)	–

Income (loss) before provision for income taxes	(28,746)	(314,128)	77,828	(319,818)
Provision for income taxes	10,051	1,280	22,023	2,219

Net income (loss)	(38,797)	(315,408)	55,805	(322,037)
Less: net income (loss) attributable to non-controlling interest	11,177	(19,214)	40,430	(19,877)

Net income (loss) attributable to TIANCI INTERNATIONAL, INC.	$(49,974)	$(296,194)	$15,375	$(302,160)

Weighted average number of common shares*
Basic and diluted	14,781,803	4,419,162	9,138,539	2,451,668

Income (loss) per common share attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$(0.00)	$(0.07)	$0.00	$(0.12)

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2024 AND 2023

(EXPRESSED IN UNITED STATES DOLLARS)

	Series A Preferred Stock	Series A Preferred Stock amount*		Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Noncontrolling interest	Total

Balance at July 31, 2022	–	$–	–	1,500,000	$150	$(50,000)	$82,732	$64,689	$7,188	$104,759
Payments of Shenzhen China rent by related parties (Note 3)	–	–		–	–	–	3,519	–	–	3,519
Net loss	–	–	–	–	–	–	–	(1,019)	(113)	(1,132)
Balance at October 31, 2022 (unaudited)	–	$–	–	1,500,000	$150	$(50,000)	$86,251	$63,670	$7,075	$107,146
RQS United Subscription receivable	–	–		–		50,000	–	–	–	50,000
Capital contribution	–	–		–	–		65,650	–	–	65,650
Payments of Shenzhen China rent by related parties (Note 3)	–	–		–	–	–	5,560	–	–	5,560
Net loss	–	–	–	–	–	–	–	(4,947)	(550)	(5,497)
Balance at January 31, 2023 (unaudited)	–	$–	–	1,500,000	$150	$–	$157,461	$58,723	$6,525	$222,859
Payments of Shenzhen China rent by related parties (Note 3)	–	–		–	–	–	5,648	–	–	5,648
Stock compensation issued	–	–		700,000	70	–	209,930	–	–	210,000
Reverse merger adjustment	80,000	8		3,703,481	370	–	(369,910)	–	–	(369,532)
Net loss	–	–	–	–	–	–	–	(296,194)	(19,214)	(315,408)
Balance at April 30, 2023 (unaudited)	80,000	$8	–	5,903,481	$590	$–	$3,129	$(237,471)	$(12,689)	$(246,433)

	Series A Preferred Stock	Series A Preferred Stock amount*	Series B Preferred Stock	Series B Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total
Balance at July 31, 2023	80,000	$8	–	$–	5,903,481	$590	$–	$4,982	$(276,521)	$(7,691)	$(278,632)
Net loss	–	–	–	–	–	–	–	–	(15,784)	9,672	(6,112)
Balance at October 31, 2023 (unaudited)	80,000	$8	–	$–	5,903,481	$590	$–	$4,982	$(292,305)	$1,981	$(284,744)
Conversion of liabilities to common stock	–	–	–	–	445,109	44	–	445,065	–	–	445,109
Conversion of preferred stock to common stock	(80,000)	(8)	–	–	8,000,000	800	–	(792)	–	–	–
Private offering	–	–	–	–	433,213	44	–	433,169	–	–	433,213
Net income	–	–	–	–	–	–	–	–	81,133	19,581	100,714
Balance at January 31, 2024 (unaudited)	–	$–	–	$–	14,781,803	$1,478	$–	$882,424	$(211,172)	$21,562	$694,292
Private offering	–	–	80,000	8	–	–	–	79,992	–	–	80,000
Net income	–	–	–	–	–	–	–	–	(49,974)	11,177	(38,797)
Balance at April 30, 2024 (unaudited)	–	$–	80,000	$8	14,781,803	$1,478	$–	$962,416	$(261,146)	$32,739	$735,495

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the nine months ended April 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$55,805	$(322,037)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax benefit	–	–
Stock compensation issued	–	210,000
Amortization of operating lease right-of-use asset	356	–
Debt forgiven by related party	(24,814)	–
Change in operating assets and liabilities:
Accounts receivable	(82,021)	622,659
Prepaid expense	(850)	647
Lease security deposit	(114)	–
Due from related party	54,134	–
Advances from customers	(29,070)	32,636
Accounts payable	35,919	(301,282)
Income taxes payable	22,023	2,220
Operating lease liabilities	(356)	–
Accrued liabilities and other payables	90,464	69,452
Net cash provided by operating activities	121,476	314,295

Cash flows from financing activities:
Cash received in connection with reverse acquisition	–	4,186
Proceeds received from private offerings	513,213	–
Subscription receivable collected	–	50,000
Capital contribution received	–	65,650
Working capital advance from related party	–	61,490
Repayment of working capital advance from related party	–	(341,885)
Operating expenses directly paid by shareholders	–	73,369
Payments of Shenzhen China rent by related parties	–	14,727
Deferred offering costs incurred	(245,000)	–
Net cash (used in) provided by financing activities	268,213	(72,463)

Net increase in cash	389,689	241,832
Cash, beginning	256,342	21,237
Cash, ending	$646,031	$263,069

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-Cash Activities:
Initial recognition of right-of-use assets and lease liabilities	$–	$7,496
Early termination of right-of-use assets and lease liabilities	$6,080	$–
Conversion of liabilities to common stock	$445,109	$–
Conversion of preferred stock to common stock	$800	$–
Noncash assets (liabilities) received in connection with reverse acquisition:
Prepaid expense and other current assets	$–	$3,250
Accounts payable	–	(3,127)
Due to related parties	–	(253,041)
Accrued liabilities and other payables	–	(120,800)
Net	$–	$(373,718)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

On June 13, 2012, Freedom Petroleum Inc. was incorporated under the laws of the State of Nevada. In May 2015, Freedom Petroleum changed its name to Steampunk Wizards, Inc.; and on November 9, 2016, Steampunk Wizards changed its name to Tianci International, Inc. The Company is a holding company. As of April 30, 2024, the Company had one operating subsidiary, Roshing International Co., Ltd. (“Roshing”). The Company owns 90% of the capital stock of Roshing through RQS United, a wholly-owned subsidiary. The Company’s fiscal year end is July 31.

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

RQS United is a holding company incorporated on November 4, 2022 in the Republic of Seychelles. RQS United has no substantive operations other than holding 90% of the outstanding share capital of its subsidiary, Roshing, which was incorporated on June 22, 2011 in Hong Kong, is principally engaged in global logistics services. Less than 4% of its revenue for the nine months ended April 30, 2024 was derived from other business lines: sales of electronic device hardware components, development of logistics software and websites, technical consulting, and software maintenance. Roshing’s business is primarily carried out in Hong Kong.

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

Results of the three and nine months ended April 30, 2024 are not necessarily indicative of the results that may be expected for the year ending July 31, 2024 or any other future periods.

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

Accounts receivable, net

Accounts receivable include trade accounts due from customers which are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of April 30, 2024 and July 31, 2023, no allowance for doubtful accounts was deemed necessary.

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

e. Software Maintenance and Business Promotion Services

The Company provides software maintenance service to keep customers’ software up to date and assists customers in promoting business with ongoing marketing support. The Company charges a flat rate for a fixed duration on a subscription basis, generally 12 months. Revenue is recognized ratably each month over the contract period.

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

Advertising costs

Advertising costs amounted to $0 and $0 for the three months ended April 30, 2024 and 2023, respectively, and $0 and $192 for the nine months ended April 30, 2024 and 2023 respectively. Advertising costs are expensed as incurred and included in selling and marketing expenses.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax for uncertain tax positions are classified as income tax expenses in the period incurred.

During the three months ended April 30, 2024, the Company paid the IRS a penalty amount of $47,030 for failure to update certain foreign owned information schedules in a timely manner. The penalty is included in other expense in the statements of operations for the three and nine months ended April 30, 2024.

The Hong Kong tax returns filed for 2017 and subsequent years are subject to examination by the applicable tax authorities.

The US tax returns filed for 2021 and subsequent years are subject to examination by the applicable tax authorities.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of April 30, 2024 and July 31, 2023, there were 8,000,000 and 8,000,000 dilutive shares outstanding related to the convertible Series B Preferred Stock (at April 30, 2024) and convertible Series A Preferred Stock (at July 31, 2023) (see Note 5), respectively. Each share of Series B and Series A Preferred Stock is and was convertible by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate.

Noncontrolling Interests

The Company’s noncontrolling interest represents the minority shareholder’s 10% ownership interest in Roshing. The noncontrolling interest is presented in the consolidated balance sheets separately from stockholders’ equity attributable to Tianci. Noncontrolling interest in the results of Roshing are presented on the consolidated statements of operations as allocations of the total income or loss of Roshing between the noncontrolling interest holder and the shareholders of RQS United.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments — Credit Losses — Available-for-Sale Debt Securities. The amendments in this Update provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU No. 2019-10, which updates the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning August 1, 2023 as the Company is qualified as a smaller reporting company. The adoption of this standard on August 1, 2023 has not had and is not expected to have a material impact on the Company’s future consolidated financial statements.

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

NOTE 3 – PUBLIC OFFERING AND DEFERRED OFFERING COSTS

On March 14, 2024, the Company executed an agreement with Prime Number Capital LLC (“Prime”) for Prime to act as the Company’s Lead Underwriter on a “firm commitment” basis in connection with a public offering of shares of the Company’s common stock. The agreement provides for compensation to Prime of, among other things, (1) Underwriter’s Commission equal to 7.0% of Gross Proceeds, (2) Non-accountable Expenses equal to 1.0% of Gross Proceeds, (3) Underwriter’s warrants equal to 5.0% of the shares issued in the offering, and (4) a cash advance of $100,000 offsetable against the Underwriter’s Commission (of which the Company paid $50,000 to Prime on March 14, 2024). Prime’s obligation to initiate the offering is subject to satisfaction of several conditions, and there is no assurance that the offering will occur.

As of April 30, 2024, deferred offering costs relating to the public offering consist of:

Cash advance to Prime	$50,000
Attorneys fees	170,000
Accountant fees	25,000
Total	$245,000

Upon closing of the public offering, the deferred offering costs will be offset against the proceeds from the public offering and included as part of the total public offering stock issuance costs.

NOTE 4 – RELATED PARTIES BALANCES AND TRANSACTIONS

Due from related party consists of:

Due from related party represents a receivable of $54,167 from RQS Capital at July 31, 2023. The receivable, which was non-interest bearing and due on demand, was collected by the Company in December 2023.

Due to related parties consists of:

		Transaction	April 30,	July 31,
Name	Relationship	Nature	2024	2023
Zhigang Pei*	Former Chairman of the Board	Working capital advances and operating expenses paid on behalf of the Company	$–	$220,909
RQS Capital	61.89% shareholder	Company cash collection due to RQS Capital	2,271	2,132
Ying Deng**	RQS Capital’s 30% owner and Roshing’s 10% owner	Working capital advances and operating expenses paid on behalf of the Company	28,083	53,036

TOTAL			$30,354	$276,077

*	$220,909 of this liability was converted to 220,909 shares of common stock on January 19, 2024.

**	$24,953 of this liability was forgiven in November 2023.

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

For the three and nine months ended April 30, 2024, we accrued management compensation expenses of $56,400 and $176,400, respectively. For the three and nine months ended April 30, 2023, we accrued management compensation expenses of $60,000. These amounts are included in “general and administrative expenses” in the accompanying consolidated statements of operations.

Office space sharing agreement with related parties

On August 28, 2021, Roshing entered into an office space sharing agreement with Shufang Gao, 60% owner of RQS Capital, and Ying Deng, 30% owner of RQS Capital, for office space in Shenzhen, China. The agreement provided for Gao and Deng, sub lessees under a separate office space sharing agreement relating to the use of the premises from August 28, 2021, to August 31, 2024, to pay monthly rent to the lessee ranging from RMB 12,320 (approximately $1,726) to RMB 13,583 (approximately $1,903) on behalf of Roshing. The rent expenses paid by Gao and Deng were billed directly to Gao and Deng by the Lessee and the sublease is between Gao and Deng and the Lessee. The Company has no obligation, directly or indirectly, to reimburse or otherwise compensate Gao and Deng for paying these expenses. For the three months ended April 30, 2024 and 2023, the Company has accounted for this agreement by charging general and administrative expenses for $0 and $5,648, respectively, and crediting additional paid-in capital for $0 and $5,648, respectively. For the nine months ended April 30, 2024 and 2023, the Company has accounted for this agreement by charging general and administrative expenses for $0 and $14,727, respectively, and crediting additional paid-in capital for $0 and $14,727, respectively. The office sharing agreement was terminated on May 31, 2023 when Roshing moved all of its operations to its office in Hong Kong.

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

The following table sets forth information, as of April 30, 2024, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

		April 30, 2024
Class	Shares Authorized	Shares Outstanding
Common Stock, $.0001 par value	100,000,000	14,781,803
Series A Preferred Stock, $.0001 par value	80,000	–
Series B Preferred Stock, $.0001 par value	80,000	80,000
Undesignated Preferred Stock, $.0001 par value	19,920,000	–

Series A Preferred Stock

Each share of Series A Preferred Stock was convertible by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate. Each holder of Series A Preferred Stock had voting rights equal to the holder of the number of shares of common stock into which the Series A Preferred Stock was convertible. Upon liquidation of the Company, each holder of Series A Preferred Stock was entitled to receive, out of the net assets of the Company, $0.01 per share, then to share in the distribution on an as-converted basis. On January 19, 2024, all 80,000 shares of the Series A preferred Stock were converted into 8,000,000 shares of Company common stock.

Series B Preferred Stock

Each share of Series B Preferred Stock may be converted by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate. Each holder of Series B Preferred Stock has voting rights equal to the holder of the number of shares of common stock into which the Series B Preferred Stock is convertible. Upon liquidation of the Company, each holder of Series B Preferred Stock is entitled to receive, out of the net assets of the Company, $0.01 per share, then to share in the distribution on an as-converted basis.

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

Also on March 6, 2023, pursuant to the Share Exchange Agreement dated March 3, 2023, Tianci issued a total of 700,000 shares of its common stock to nine employees or affiliates of Roshing to induce continued services to Roshing. For the year ended July 31, 2023, the Company accounted for this issuance by expensing the $210,000 estimated fair value of the 700,000 shares of common stock to (1) cost of revenues-services ($144,000), (2) selling and marketing ($36,000), and (3) general and administrative ($30,000).

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

On April 24, 2024, the Company sold 80,000 shares of its Series B Preferred Stock to RQS Capital Limited for a cash payment of $80,000.

NOTE 6 – INCOME TAXES

Income Taxes

Seychelles

RQS United is incorporated in Seychelles and is not subject to tax on income generated outside of Seychelles under the current law. In addition, upon payment of dividends, no withholding tax is imposed under current law.

Hong Kong

Roshing is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 8.25% in Hong Kong. Hong Kong income tax expenses (benefit) for the nine months ended April 30, 2024 and 2023 amounted to $22,023 and $2,219, respectively.

For the nine months ended April 30, 2024, the income before provision for income taxes of $77,828, consisted of United States source loss of $(348,499) and Hong Kong source income of $426,327. For the nine months ended April 30, 2023, the loss before provision for income taxes of $(319,818), consisted of United States source loss of $(123,267) and Hong Kong source loss of $(196,551).

Significant components of the provision for income taxes are as follows:

	For the nine months ended
	April 30, 2024	April 30, 2023
	(Unaudited)	(Unaudited)
Current Hong Kong	$22,023	$2,219
Deferred Hong Kong	–	–
Provision for income taxes	$22,023	$2,219

The following table reconciles the Hong Kong statutory rates to the Company’s Hong Kong effective tax rate:

	For the nine months ended April 30, 2024		For the nine months ended April 30, 2023
	(Unaudited)		(Unaudited)
Hong Kong statutory income tax rate	8.25%		16.50%
Non deductible stock compensation	–		(17.63%	)
Prior year over-accrual of provision for income taxes	(3.08%	)	–
Effective tax rate	5.17%		(1.13%	)

For United States income tax purposes, Tianci has a net operating loss carryforward of approximately $1,315,000 at April 30, 2024. Management has not determined that it is more likely than not that this carryforward will be realized and thus the Company maintained a 100% valuation allowance for the deferred tax asset relating to the United States net operating loss carryforward. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of April 30, 2024 and July 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

As of April 30, 2024, tax years 2021 and forward generally remain open for examination for United States Federal and State tax purposes and tax years 2017 and forward generally remain open for examination for Hong Kong tax purposes.

NOTE 7 — CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash held in banks. The cash balance in each financial institution in the United States is insured by the FDIC up to $250,000. As of April 30, 2024, no United States account balance exceeded $250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately US$64,000) if the bank with which an individual/company holds its eligible deposit fails. As of April 30, 2024, a cash balance of $512,277 was maintained at a financial institution in Hong Kong of which approximately $439,000 was subject to credit risk. Management believes that the financial institution is of high credit quality and continually monitors its credit worthiness.

Customer concentration risk

For the nine months ended April 30, 2024, two customers accounted for 63.7% and 13.9% of the Company’s total revenues.

For the nine months ended April 30, 2023, two customers accounted for 47.7% and 14.1% of the Company’s total revenues.

As of April 30, 2024, one customer accounted for 100% of the Company’s total accounts receivable.

Vendor concentration risk

For the nine months ended April 30, 2024, two vendors accounted for 38.6% and 27.8% of the Company’s total purchases. For the nine months ended April 30, 2023, two vendors accounted for 75.8% and 15.8% of the Company’s total purchases.

NOTE 8— COMMITMENTS AND CONTINGENCIES

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

In September 2023, the Company entered into a one-year office rental service agreement with a monthly lease payment of approximately $828 (HKD 6500).

Rent expenses were $2,484 and $6,794 for the three months ended April 30, 2024 and 2023, respectively, and $8,153 and $17,870 for the nine months ended April 30, 2024 and 2023, respectively.

Contingencies

From time to time, the Company may be a party to legal proceedings, as well as certain asserted and un-asserted claims. The Company was not involved in any material legal proceedings nor asserted claims as of April 30, 2024.

NOTE 9 — ENTERPRISE-WIDE DISCLOSURE

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

Disaggregated information of revenues by business lines are as follows:

	For the three months ended		For the nine months ended
	April 30,		April 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Electronic Device Hardware Components Sales	$–	$115,000	$103,382	$294,880
Software and Website Development Services	–	–	19,230	–
Technical Consulting and Training Services	–	–	–	14,470
Software Maintenance and Business Promotion Services	–	29,013	29,276	57,763
Business Consulting Services	18,472	–	86,584	–
Global Logistics Services	1,921,874	–	5,922,650	–
Total revenues	$1,940,346	$144,013	$6,161,122	$367,113

Disaggregated information of revenues by regions are as follows:

	For the three months ended		For the nine months ended
	April 30,		April 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Hong Kong	$1,478,654	$122,500	$4,681,105	$331,850
Vietnam	143,692	–	855,917	–
Japan	318,000	–	622,850	–
Singapore	–	21,513	1,250	35,263
Total revenues	$1,940,346	$144,013	$6,161,122	$367,113

NOTE 10 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has performed subsequent events procedures through the date these financial statements were issued and determined that there are no reportable subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On June 13, 2012, Freedom Petroleum Inc. was incorporated under the laws of the State of Nevada.

On July 02, 2015, Freedom Petroleum, Inc. changed its name from Freedom Petroleum to Steampunk Wizards, Inc.(“Steampunk”).

On October 26, 2016, Steampunk completed a reverse merger, with Steampunk as the public shell company. Tianci merged with and into Steampunk. This transaction was carried out in accordance with the terms set forth in the Merger Agreement which took effective On November 9, 2016, and on the same day, Steampunk changed its name to Tianci International, Inc.

On August 3, 2017, Tianci entered into a Stock Purchase Agreement (the “SPA”) with Shifang Wan (the “Seller”), the record holder of 4,397,837 common shares, or approximately 87.00% of the issued and outstanding of Common Stock of Tianci, and Chuah Su Chen and Chuah Su Mei (collectively, the “Purchasers”, and together with Tianci and the Seller, the “Parties”). Pursuant to the SPA, the Seller sold to the Purchasers and the Purchasers acquired from the Sellers the Shares for a total gross purchase price of Three Hundred Fifty Thousand Dollars ($350,000). The acquisition was consummated on August 15, 2017.

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

Our primary line of business is global logistics. The Company, through its subsidiary, Roshing, provides global logistics services, encompassing booking and the transportation arrangement and related logistics solutions. Roshing’s customized logistics solutions are tailored to meet the diverse needs of its customers.

As a global logistics enterprise, Roshing focuses on ocean freight forwarding services, including container shipping and bulk goods shipping service.

For the container shipping, Roshing charters cargo space from shipping suppliers (such as shipowners, non-vessel operating common carriers) and then sub-charters that space to its customers (cargo owners, cargo agents). For bulk goods shipping, Roshing issues fixture notes to customers and then arranges the booking of ships, signing of charter parties with suppliers (such as shipowners). Roshing tailors a selection of transport options and arranges to transport the goods from the port of loading to the port of destination, so as to complete the performance of the contract.

Roshing currently does not own or operate any transportation assets. By leveraging our senior management’s expertise in the global logistics industry and adopting an asset-light strategy at the early stage, Roshing has seen a significant growth in logistics revenue during the six months ended January 31, 2024. Shufang Gao, our Chief Executive Officer previously worked for a globally renowned shipping conglomerate, with over 20 years of management experience. His expertise spans shipping operation management, and logistics transportation. Leveraging this experience, he has provided the Company with the managerial framework to expand its global logistics business, as well as access to relevant customer and supplier resources in the shipping industry. Roshing’s business is primarily carried out in Hong Kong and other locations in the Asia-Pacific region, mainly in Japan, South Korea, Vietnam. Roshing’s logistics services also include the shipment of goods to African countries.

Roshing also generates revenue from the sale of electronic parts, and certain business and technical consulting services, independent from its global logistics business.

Key factors that affect operating results

Our performance of operations and financial conditions have been, and are expected to continue to be, affected by a number of factors which are set forth below.

Economic Conditions in Hong Kong

We are a Nevada company with operations conducted by our subsidiary Roshing, which is based in Hong Kong. Accordingly, if Hong Kong experiences any adverse economic, political or regulatory conditions due to events beyond our control, such as local economic downturn, natural disasters, contagious disease outbreaks, terrorist attacks, or if the government adopts regulations that place restrictions or burdens on us or on our industry in general, our business, financial condition, results of operations and prospects may be materially and adversely affected.

International Trade Environment

The demand for our shipping operation services is driven by the levels of international trade, which is in turn affected by global political, economic or social conditions. Any changes in a particular country’s trade policy could trigger retaliatory actions by affected countries, potentially eventually resulting in a trade war, which could increase the cost of goods and thus reduce customer demand for products if the parties have to pay tariffs which increase their prices or if trading partners limit their trade with the particular country. Our business is also susceptible to downturns and disruptions in the business activities of their direct customers that are beyond their control. If sales in a particular geographical market in which our direct customers target operate in decline, due to unstable regional and/or global political and economic conditions, such decline will likely lead to a corresponding plunge in the international trade volume which, in turn, could reduce the demand for freight forward and adversely affect our results of operations.

Our Ability to Source Cargo Space from Vendors on a Cost-Efficient Manner

A significant portion of our cost of revenue is the fee that we paid to our vendors. As a result, our results of operation depend on our ability to source vendors in a cost-efficient manner by obtaining a favorable price and effectively control the cost.

Results of Operations

Comparison of the three months ended April 30, 2024 and 2023

	For the three months ended April 30,
	2024	2023	Change	Change Percentage
Revenues	1,940,346	144,013	1,796,333	1,247%
Cost of Revenues	1,695,639	260,700	1,434,939	550%
Gross profit	244,707	(116,687)	361,394	–
Selling and marketing	91,950	39,532	52,418	133%
General and administrative	134,473	157,909	(23,436)	(15%	)
(Loss) from operations	18,284	(314,128)	332,412	–
Other (expense)	(47,030)	–	(47,030)	–
Provision for income taxes	10,051	1,280	8,771	685%
Net (loss)	(38,797)	(315,408)	276,611	(88%	)
Less: net (loss) income attributable to non-controlling interest	11,177	(19,214)	30,391	–
Net (loss) attributable to Tianci	(49,974)	(296,194)	246,220	(83%	)

Comparison of the nine months ended April 30, 2024 and 2023

	For the nine months ended April 30,
	2024	2023	Change	Change Percentage
Revenues	6,161,122	367,113	5,794,009	1578%
Cost of Revenues	5,343,534	448,055	4,895,479	1093%
Gross profit	817,588	(80,942)	898,530	–
Selling and marketing	327,784	47,692	280,092	587%
General and administrative	389,899	191,184	198,715	104%
Income (loss) from operations	99,905	(319,818)	419,723	–
Other (expense)	(22,077)	–	(22,077)	–
Provision for income taxes	22,023	2,219	19,804	892%
Net income (loss)	55,805	(322,037)	377,842	–
Less: net (loss) income attributable to non-controlling interest	40,430	(19,877)	60,307	–
Net income (loss) attributable to Tianci	15,375	(302,160)	317,535	–

Revenues

During the three and nine months ended April 30, 2024, our revenue increased significantly: to $1,940,346 for the three months ended April 30, 2024 from $144,013 for the three months ended April 30, 2023 and to $6,161,122 for the nine months ended April 30, 2024 from $367,113 for the nine months ended April 30, 2023. The increase was mainly attributable to the launch and growth of our global logistics service, which contributed 99% of our revenue in the three months ended April 30, 2024 and 96% of our revenue during the nine months ended April 30, 2024.

Our revenues from our revenue streams are categorized as follows:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2024	2023	2024	2023
Global Logistics Service Revenue	$1,921,874	$–	$5,922,650	$–
Product Revenue	1	115,000	103,382	294,880
Other Service Revenue	18,471	29,013	135,090	72,233
Total	$1,940,346	$144,013	$6,161,122	$367,113

Cost of Revenues

Total cost of revenues increased from $260,700 to $1,695,639 for the three months ended April 30, 2024 and from $448,055 to $5,343,534 for the nine months ended April 30, 2024. The increase was attributable to the growth of our global logistics services.

Our cost of revenues from our revenue categories are summarized as follows:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2024	2023	2024	2023
Cost of Global Logistics Service	$1,683,283	$–	$5,218,017	$–
Cost of Product	–	88,550	87,088	227,660
Cost of Other Service	12,356	172,150	38,429	220,395
Total	$1,695,639	$260,700	$5,343,534	$448,055

Our cost of revenues from global logistics services represented 99% and 98% of total cost of revenues during the three and nine months ended April 30, 2024, respectively. We did not have any cost of global logistics service in the same period in 2023 as this is a new service sector. Cost of global logistics services primarily include the cargo space charged by direct ocean carriers, freight forwarders and ancillary logistics services fees.

Our cost of revenues from hardware product sales decreased by 100% and 62% for the three and nine month periods ended April 30, 2024, respectively, reflecting the reduction in our revenue from hardware product sales.

Gross Profit

Our gross profits from our major revenue categories are summarized as follows:

Margins

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2024	2023	2024	2023
Global Logistics Service
Gross Profit Margin	$238,591	$–	$704,633	$–
Gross Profit Margin	12.4%	–	11.9%	–
Hardware Product Sales
Gross Profit Margin	$–	$26,450	$16,294	$67,220
Gross Profit Percentage	–	23%	15.8%	22.8%
Other Services
Gross Profit Margin	$6,116	$-143,137	$96,661	$-148,162
Gross Profit Percentage	33.1%	-493.4%	71.6%	-205.1%
Total
Gross Profit Margin	$244,707	$-116,687	$817,588	$-80,942
Gross Profit Percentage	12.6%	-81%	13.3%	-22%

Our gross profit increased by $325,649 to $244,707 for the three months ended April 30, 2024 and by $898,530 to $817,588 for nine months ended April 30, 2024, respectively. The increase in gross profit was primarily due to the launch and growth of our global logistics service, as discussed above. For the three and nine months ended April 30, 2024, our overall gross profit margin was 12.6% and 13.3%, respectively, an increase from gross loss of 81% and 22% during the three and nine months ended April 30, 2023. Our overall gross margins increased because the gross margins from our global logistics service were 12.4% and 11.9% during the three and nine months ended April 30, 2024. The revenue contributed by the growth of our global logistics service was sufficient to cover the fixed cost of revenue, such as employee compensation, for the three months and nine months ended April 30, 2024, which revenue for the three months and nine months ended April 30, 2023 was insufficient to cover fixed costs, which resulted in a loss. We anticipate that the gross margin realized from logistics services is likely to increase in the future as demand picks up post-pandemic with relatively stable global logistics supply.

Operating Expenses

With the significant increase in our operations came a significant increase in our total operating expenses, which were $226,423 and $717,683 for the three and nine months ended April 30, 2024, compared to $197,441 and $238,876 for the three and nine months ended April 30, 2023, respectively. Our operating expenses primarily include payroll expenses, commissions, advertising, rent and professional fees relating to our obligations as a public company. The increase was mainly due to the increasing commission expense we paid to agents for referring global logistics customers, and professional fees for compliance services.

Income tax expense

Our income tax expense amounted to $10,051 and $22,023 for the three and nine months ended April 30, 2024, compared to $1,280 and $2,219 for the three and nine months ended April 30, 2023, respectively. The change was due to the increase in revenue realized during the period.

Net loss

The Company realized net loss of $(38,797) and net income $55,805 for the three months and nine months ended April 30, 2024. However, since the Company owns only 90% of its operating subsidiary, Roshing, 10% of net income generated by Roshing was attributed to the minority interest. As a result, the net income (loss) for the three and nine months ended April 30, 2024 attributable to the shareholders of Tianci International was $(49,974) and $15,375, respectively.  In comparison, during the three and nine months ended April 30, 2023, the Company incurred net losses of $315,408 and $322,037 respectively. We believe our pivot to the logistics market gives our shareholders an opportunity to benefit from the opportunity presented by this market as the global economy recovers from the pandemic.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. As of April 30, 2024, we had working capital of $733,839, as our cash amounted to $646,031, our current assets were $975,652 and our current liabilities were $241,813. To date, we have financed our operations primarily through capital contributions and advances from shareholders and by private placement of securities. At April 30, 2024 we owed $30,354 to related parties (See Note 4 to the financial statements).

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

The following table summarizes the key components of our cash flows for the nine months ended April 30, 2024 and 2023.

	For the nine months ended
	April 30,
	2024	2023
Net cash provided by operating activities	$121,476	$314,295
Net cash used in investing activities	–	–
Net cash provided by (used in) financing activities	268,213	(72,463)
Net change in cash and restricted cash	$389,689	$241,832

Operating activities

Net cash of $121,476 provided by operating activities for the nine months ended April 30, 2024 was primarily the result of net income of $55,805, the decrease of the due from related party for the collection of the amount due, and $90,464 increase in accrued liabilities, which was offset by an increase of $82,021 of accounts receivable due to the increase of our new business line.

The Company realized $314,296 in net cash during the nine months ended April 30, 2023, primarily because it reduced its accounts receivable balance by $622,659. In addition, the net loss was in part attributable to $210,000 in stock compensation paid, which was a non-cash item. These cash sources were partially offset by the decrease of $301,282 in accounts payable as the Company used cash to pay its vendors.

Investing activities

The company has no investing activities during either of the nine month periods ended April 30, 2024 and 2023.

Financing activities

Net cash provided by financing activities for the nine months ended April 30, 2024 was $268,213. This was attributable to proceeds of $513,213 received from private offering of preferred stock which was offset by the $245,000 fees paid to various service vendors which was directly related to the proposed public offering of stock.

Net cash used in financing activities during the nine months ended April 30, 2023 was of $72,463, which primarily attributable to our repayment of a working capital loan of $341,885 during that period. Other than existing cash resources, the funds used to repay the loan were derived from a capital contribution received amounting to $65,650, collection of a subscription receivable amounting to $50,000, and a working capital advance from a related party amounting to $61,490. Our cash balance was aided by reason of the direct payment of operating expenses by shareholders amounting to $73,369, and the payments of rent for our premises in Shenzhen China by related parties amounting to $14,727.

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

In connection with the preparation of our financial statements for the three and nine months ended April 30, 2024, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2	UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

There were no unregistered sales of equity securities by the Company during the third quarter of fiscal year 2024, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2024.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5	OTHER INFORMATION

During the quarter ended April 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6	EXHIBITS

31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Rule 13a-14(b) Certification of CEO
32.2	Rule 13a-14(b) Certification of CFO
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.

Date: June 14, 2024	By:	/s/ Shufang Gao
Shufang Gao, Chief Executive Officer

Date: June 14, 2024	By:	/s/ Wei Fang
Wei Fang, Chief Financial and Accounting Officer

