Form 10-K
period 2024-07-31
Tianci International, Inc.
filed 2024-10-22
CIK 1557798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JULY 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-184061

TIANCI INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-5540446
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Unit B, 10/F, Ritz Plaza, No. 122 Austin Road, Tsim Sha Tsui, Kowloon, Hong Kong 999077
(Address of Principal Executive Offices)

Registrant’s Telephone Number: 852-22510781

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	Not Applicable

Securities Registered Pursuant to Section 12(g) of the Act: None

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

As of January 31, 2024 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $4,450,320.

As of October 21, 2024, there were 14,781,803 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Annual Report contains certain forward-looking statements regarding Tianci International, Inc., its business and financial prospects. All statements that address events or developments that we expect or anticipate will occur in the future are forward-looking statements. These statements represent Management’s best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report, including the contingencies described in this Report under Item 1A titled “Risk Factors”.

Because these and other risks may cause the Company’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

i

PART 1

Item 1. Business

The Share Exchange

On March 6, 2023 Tianci International, Inc. (“Tianci”), which had previously been a shell corporation with no business operations, completed a share exchange with RQS Capital Limited (“RQS Capital”), in which RQS Capital transferred all of the issued and outstanding capital stock of RQS United Group Limited (“RQS United”) to Tianci, and Tianci issued to RQS Capital 1,500,000 shares of its common stock and paid a cash price of $350,000 (the “Share Exchange”).

RQS United is a holding company incorporated in the Republic of Seychelles. RQS United has no operations other than holding 90% of the share capital of its subsidiary, Roshing International Co., Limited, a company organized under the laws of Hong Kong (“Roshing”). Shufang Gao and Ying Deng, who are officers and members of Tianci’s Board of Directors are also officers and directors of Roshing. Ying Deng owns the 10% of Roshing that is not owned by RQS United.

The Share Exchange was accounted for as a “reverse acquisition” effected as a recapitalization, wherein RQS United was considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized on Tianci’s financial statements.

Overview

The Company, through Roshing, provides global logistics services, encompassing booking and transportation arrangement and related logistics solutions. Roshing’s customized logistics solutions are tailored to meet the diverse needs of its customers.

As a logistics shipping operator, Roshing focuses on ocean freight forwarding services, including container shipping and bulk goods shipping service.

For the container shipping service, Roshing charters cargo space from shipping suppliers (such as shipowners, ship carrier or non-vessel operating common carriers) and then sub-charters that cargo space to its customers (cargo owners or cargo agents). For the bulk goods shipping service, Roshing issues fixture notes to customers, and then arranges the booking of ships, and signs chartering contracts with suppliers (such as shipowners). Roshing also tailors the selection of transport options, and arranges to transport the goods from the port of loading to the port of destination, so as to complete the performance of the contract.

Roshing currently does not own or operate any transportation assets. By leveraging our senior management’s expertise in the global logistics industry and adopting an asset-light strategy at the early stage, Roshing has seen a significant growth in logistics revenue during the year ended July 31, 2024. Shufang Gao, our CEO previously worked for a globally renowned shipping conglomerate, with over 20 years of management experience. His expertise spans shipping operation management, and logistics transportation. Leveraging this experience, he has provided the Company with the managerial framework to expand its global logistics business, as well as access to relevant customer and supplier resources in the shipping industry. Roshing’s business is primarily carried out in Hong Kong and other locations in the Asia-Pacific region, mainly in Japan, South Korea, Vietnam. Roshing’s logistics services also include the shipment of goods to African countries.

Roshing also generates revenue from the sale of electronic parts, and certain business and technical consulting services, independent from its global logistics business. This additional line of business produced 3.4% of our revenues for the year ended July 31, 2024.

Our Mission

Creating Value

As a global logistics enterprise, our primary mission is to provide customers with efficient, reliable, and safe shipping services that create value.

Promoting Global Trade & Connectivity

As an important component of global trade, global logistics enterprises also have a mission to promote the development and connectivity of global trade, and promote the prosperity and development of the global economy, by facilitating cross-border operations for businesses. We are committed to cultivating a robust global network, both online and offline. The online part involves connecting with customers and suppliers through social media platforms. The offline part includes acquiring potential customer through exhibitions, recommendations, and other direct interactions.

Undertaking Social Responsibility

We believe that shipping companies also need to be socially responsible, pay attention to environmental protection, social welfare, promote sustainable development and contribute to the prosperity and development of society.

We strive to optimize shipping routes and transportation plans to reduce energy consumption and emissions. Moreover, we will encourage our supply chain partners to adopt greener transportation and packaging methods, contributing to the sustainability of the entire industry. We also seek to actively participate in environmental projects and initiatives and collaborate with government and non-governmental organizations to focus on environmental protection.

Our Services

Our operations conducted through Roshing include providing the following services to our customers.

1.	Global Logistics Services

Our global logistics services provided through Roshing accounted for 96.6% of our revenue for the year ended July 31, 2024. These services encompass shipping operations and related logistics solutions. Roshing customizes its logistics solutions to meet the diverse needs of its customers, including the optimization of shipping routes and the utilization of vessels with different tonnages. As a global logistics enterprise, depending on the type of cargo, Roshing provides container shipping and bulk goods shipping services. Container shipping is generally for small merchandise which can be palletized and fit into a container. Bulk goods shipping is generally for bulk commodities, such as lumber, steel, construction materials, chemicals, and agricultural products.

a.	Container shipping

Roshing’s container shipping service includes:

i. Customer Service and Support

•	Customer Consultation: Implementing strategies to identify, assess, and mitigate risks associated with cargo transportation.

•	Customized Solutions: Implementing strategies to identify, assess, and mitigate risks associated with cargo transportation.

ii. Contract and Quotation Management

•	Transport Contracts: Implementing strategies to identify, assess, and mitigate risks associated with cargo transportation.

•	Quotation Services: Providing quotes to customers based on the number of containers, size of containers, routes, shipping dates and various other factors.

iii. Financial Management

•	Cost Management: Managing and optimizing the costs associated with cargo transportation.

•	Billing and Collection: Handling the billing process and ensuring the timely collection of payments.

vi. Risk Management

Implementing strategies to identify, assess, and mitigate risks associated with cargo transportation.

b.	Bulk goods shipping

Roshing’s bulk goods shipping service includes:

i.	Customer Service and Communication

Providing ongoing support and clear communication to customers throughout the shipping process, addressing any queries or issues promptly.

ii.	Fixture Note and Quotation Management

•	Fixture Note: Managing and maintaining transport contracts to ensure clear and effective agreements for bulk shipping.

•	Quotation Services: Offering detailed quotations for bulk shipping services, helping customers understand and proposing plans for budget control.

iii.	Chartering: Arranging the chartering of bulk cargo vessels including negotiating terms and conditions.

iv.	Ship Operations Management

Overseeing and supervising the day-to-day operations of the ships involved in bulk cargo transportation.

v.	Cooperation and Coordination

Facilitating collaboration and coordination between various stakeholders involved in the shipping process, such as port authorities, cargo handlers, and other service providers.

vii. Financial Management

•	Cost Management: Monitoring and optimizing the costs associated with bulk cargo transportation to ensure efficiency and cost-effectiveness.

•	Billing and Collection: Handling the billing processes and ensuring timely collection of payments.

Our General Logistics Service Process

Roshing has a long-term and close cooperation with ocean shipping suppliers, including the signing of charter contracts, and service contracts. When a customer makes an inquiry to Roshing, we are usually able to offer competitive quotes and customize shipping solutions quickly.

Roshing begins by thoroughly evaluating the customer’s logistics needs, including the type of goods being shipped, the destination, and the required transportation time. Based on this information, Roshing designs an optimal transportation plan tailored to the customer’s specific requirements. This plan includes selecting the most efficient shipping routes, determining the appropriate container or bulk cargo vessel size and type, and considering any special handling or regulatory compliance requirements. Roshing then enters into a written contract with the customer for ocean shipping that can best meet the customer’s needs. This includes selecting a shipment method that aligns with the customer’s timeline and cargo specifications.

Roshing works with each customer to develop a cost-effective plan and service terms to meet the client’s specific needs. This involves detailed discussions to ensure that both parties have a clear understanding of expectations, costs, and responsibilities. Roshing will assign cargo space from the appropriate container or bulk cargo vessel based on the volume and weight of the shipment, minimize shipping costs, select the shortest route to save on freight, and choose the port closest to the customer’s destination.

Throughout the entire shipping process, Roshing maintains close oversight to ensure the safety and timely arrival of goods at the destination port. This involves real-time tracking and monitoring of the shipment, handling any unforeseen issues that may arise, and providing regular updates to the customer. By doing so, Roshing ensures that the goods are transported safely and arrive within the agreed timeframe, meeting all customer expectations.

We believe that Roshing stands out in the global logistics landscape because of its core strengths. First, Roshing’s management’s extensive network and industry relationships empower us with access to a wide customer base, enabling tailored solutions for an array of logistics requirements. Additionally, our collaboration with direct shipping suppliers ensures competitive rates and transparent service delivery. Moreover, Roshing’s expertise in route optimization enables us to efficiently manage logistics routes and secure favorable terms for its clients. These strengths collectively position us as a competitive player in the industry.

1. Container shipping process

Roshing has a large network of international container shipping resources to provide customers with flexible booking services and personalized logistics solutions to meet the different needs of customers.

a. Long-term cooperation service agreements

•	Roshing has a long-term cooperation agreement with container suppliers which grants it priority for container space and preferential prices.

b. Customer source and inquiry quotation

•	Current container shipping logistics customers of Roshing mainly come from the direct business contacts of the Company’s management. Roshing’s customers are mainly cargo owners, cargo agents, international trade companies and large commodity buyers. At present, the main cargo types of container shipping include: auto parts, electronics and electrical products, clothing and shoes, small consumer products, etc. The primary routes are from Asia to Africa, America, Europe and Australia.

•	Customer Inquiry: The customer usually makes an inquiry to Roshing based on the product name, category, quantity, volume, weight, departure port, destination port, arrival time or delivery time of the goods.

•	Quotation: Roshing generates shipping quotes for its clients based on the size, type and quantity of containers, the customer’s date, shipping providers and route needs.

c. Contract signing and fee collection

•	The customer places a confirmation order with Roshing, usually in the form of booking order which includes route, shipper, consignee, name of vessel, loading port, discharge port, container type, container quantity, cargo quantity, cargo description, gross weight and other information.

•	Roshing issues an invoice and debit note to the customer for fee collection.

d. Container freight payment

•	Roshing notifies the supplier (shipowner, ship carrier, non-vessel operating common carriers and freight forwarder) to confirm the booking information, and the supplier issues an invoice to Roshing for payment.

•	Roshing makes payment to the supplier and ensures that the supplier completes the shipment according to the agreed upon terms.

e. Transportation arrangements

•	The customer is responsible for loading goods, container trailers, customs declaration, purchase of insurance and delivery of containers to the container yard at the loading port prior to the shipping cutoff date.

•	After the customer completes the customs declaration and releases the products, the shipowner loads the containers onto the vessel and ships them to the designated port of destination according to the selected route. During this period, Roshing notifies the shipowner or the freight forwarder to issue a sea waybill or proforma to the customer detailing the condition that the freight has been received.

•	After discharging the goods at the destination port, the shipowner will notify the local freight forwarder designated by the customer to complete the customs clearance of the goods and land transportation of the containers to their destination.

f. Follow up work

•	Roshing oversees the shipment process to ensure it meets the customer’s satisfaction.

2. Bulk goods shipping process

Roshing’s bulk shipping operator services encompass a broad range of bulk merchandise, including steel, building materials, and engineering materials. Roshing provides customized maritime logistics solutions for customers. At present, Roshing’s main bulk shipping route covers: Japan, South Korea and Vietnam. To ensure that its customers receive customized shipping plans, Roshing closely follows shipping industry development trends, analyzes the characteristics of its customer’s goods, the port of destination, and timing requirements. Roshing also constantly optimizes the route layout to improve transportation efficiency and ensure that the goods arrive at the destination safely and on time.

a. Customer development

•	The management and business teams of Roshing promote its services, develop customers and obtain cooperation opportunities through customer visits and direct sales.

•	Roshing gets referrals from customers and agents. Roshing then pays a sales commission to the referring customers and agents.

b. Customer inquiry and quotation

•	Inquiry: The customer puts forward the shipping requirements to Roshing, including the goods to be transported, the type and quantity of the goods, the characteristics of the goods, the transportation time, the destination port, any special arrangements and other needs.

•	Customized quotation: Roshing carries out pre-quotation work based on customer needs, such as shipping route supply resource inquiry and shipping demand matching. Roshing then confirms the shipping plan and cost quote with the customer.

c. Contract signing and payments

•	Contract signing: Roshing usually enters a fixture note with the customer, which contains the details of the specifications, quantities, transit times, prices, pricing methods, and others.

•	Payment: Roshing calculates the sea freight according to the fixture note and issues an invoice to the customer for the sea freight payment.

d. Supplier’s selecting and chartering

•	When selecting shipping supplier, Roshing considers the cargo characteristics, ship characteristics, cargo type & quantity, transportation requirements and shipment date.

•	When signing a fixture note with its customer, Roshing will sign a fixture note with the shipping supplier as well. The shipping suppliers are usually shipowners or ship carriers.

e. Transportation arrangement and payment

i. Most of Roshing’s bulk cargo logistics are carried out on a Free In and Out (“FIO”), which means that the shipper is responsible for loading the cargo onto the vessel, the shipowner is responsible for the transport and the consignee is responsible for the unloading process. The FIO process for international shipping includes:

•	Merchandise packing, land transportation, warehousing, port operation, customs clearance, loading operation and other work shall be completed by the cargo owner or its agency.

•	Usually after the goods are loaded on board, the agency obtains the captain’s receipt and issues the bill of landing.

•	Roshing’s responsibilities include ocean transportation of the goods from the time the goods are loaded onboard, onboard storage management, transportation process, sea navigation planning and adjustment, risk management, until the arrival of the goods at the destination port, and cargo unloading operations. Roshing’s obligation of carriage is completed when the merchandise is unloaded from the ship.

ii. Customs clearance, delivery of goods, and delivery of shipping documents are usually completed by agencies in different ports. In most shipping scenarios, the consignment arrangement is made by the consensual shipping supplier. In some transport scenarios, Roshing directly assigns the agency for customers.

iii. Transportation Fee payment: Roshing usually pays the transportation fee to the shipping supplier in 3-4 days. If there are other fees, such as processing fees, port fees, commission, agency fees and other related fees, the fees are be settled according to the customer’s contract with Roshing.

f. Follow up service

i. File Organizing

Transportation records: After the shipping process, Roshing will organize and keep all documents and records generated during transportation for record.

ii. Customer Feedback

Customer feedback: Roshing pays great attention to its customer experience. It collects customer feedback on transportation services and addresses any problems or complaints that may arise.

Other Product & Services

•	Electronic Device Hardware: Roshing is a distributor of hardware components for electronic devices and generates revenue from reselling these components and is not involved in product development and manufacturing. The main products include Wi-Fi modules, Bluetooth modules, 4G network modules, LED screens and touch screens, and software technical services. Roshing’s main customers are oversea traders, direct traders of hardware components, companies engaged in the assembly and sale of finished products and private label entities seeking electronic component procurement with light customization.

•	Software Technical Services: Roshing provides technical consulting and training services to help customers, generally its existing customers, to better understand and properly use its customized software and related hardware. Roshing also provides software maintenance service to keep customer’s software up to date and assists customers in promoting business with ongoing marketing support.

•	Business Consulting Services: Roshing provides business consulting services to help customers apply for immigration and non-immigration visas. The Company is responsible for performing background checks, assessment, and preparing related application paper works.

INDUSTRY AND MARKET OPPORTUNITIES

Logistics Market

The classification of the logistics service providers in the global logistics industry

Global logistics includes: Air Transport Logistics, Land Transport Logistics, Marine Transport Logistics, Terminal Operator etc. Among them, the Marine Transport Logistics is usually divided into shipping owner (holding ship assets) and shipping operator (not holding ship assets). The shipping operator includes Container Shipping Operator/ Bulk Shipping Operator/ Liquid Shipping Operator/ Others Shipping Operator. The main business of Roshing belongs to Container Shipping Operator and Bulk Shipping Operator categories.

Shipping operators, such as Roshing, play a key role in the global logistics industry. Their efficient operation management and services not only ensure the safety and punctual delivery of goods, but also play an important role in optimizing the logistics efficiency of global trade.

We believe the outlook for the shipping industry is strong. According to BIMCO (BIMCO is the world’s largest international shipping association, with over 2,000 members in more than 130 countries, representing 62% of the world’s tonnage.), ship supply is expected to grow on average 9.1% in 2024 and 4.1% in 2025. Ship deliveries are expected to hit a new record high in 2024, beating the record set in 2023. The fleet is expected to grow 14.9% between the end of 2023 and the end of 2025. Cargo volumes are expected to grow 3-4% in both 2024 and 2025.

Macro Economy Growth

According to the International Monetary Fund’s (IMF) estimates, the global economy should grow 3.1% in 2024 and 3.2% in 2025, slightly higher than the 3.0% estimated for 2023, indicating a modest but positive trend in global economic expansion. In our primary area of operations in East and Southeast Asia, the growth is expected to be 4.0% in 2024 and 3.8% in 2025.

According to BIMCO: Iron ore shipments are estimated to grow 2.5% from 2023 to 2025. BIMCO estimates that iron ore shipments will grow by 1-2% in 2024 and 0.5-1.5% in 2025. They will benefit from a 1.7% and 1.2% increase in global steel demand in 2024 and 2025 respectively as forecast by the World Steel Association.

Global Logistics Business Strengths

•	Specialized Services: We boast a professional team that uses its collective experience and connections to provide clients with tailored, efficient, and reliable global logistics solutions. Shufang Gao, our CEO previously worked for a globally renowned shipping conglomerate, with over 20 years of management experience. His expertise spans shipping operation management and logistics transportation. Leveraging this experience, he has provided the Company with the managerial framework for expanding its global logistics business, as well as access to relevant customer and supplier resources in the shipping industry. Based on our collective knowledge and experience, we are able to tailor our services according to the needs of our customers’ needs, including route optimization, vessel selection, port logistics scheduling, and stringent cost management.

•	Regional Network: With the collective experience of our team, we have cultivated a network of valuable partnerships, particularly in our core regions of Japan, South Korea, and Vietnam. By focusing our efforts on these regions, we are able to offer tailored solutions that leverage our deep understanding of local regulations and market dynamics. This allows us to provide efficient and cost-effective services to our clients, facilitating logistics operations across borders. Our collaborative approach and dedication make us a trusted partner for businesses seeking reliable logistics solutions in the global marketplace.

•	Stable Transport Capacity and Reserved Space: We maintain enduring and strong relationships with major shipping suppliers, allowing us to secure vessel space in advance and ensure reliable and timely delivery of clients’ goods. This stability in transport capacity is particularly beneficial for clients with recurring shipping needs.

Our Growth Strategies

Our growth plan includes a continued focus on the global logistics service as our primary business segment. As our capital resources increase, we intend to scale up our shipping operations, including chartering additional vessels. We believe that the expansion of shipping operations will allow us to provide more cost-effective shipping options to our clients, particularly those with large load needs.

Not only have we increased the size of our shipping business, we intend to continue to grow our shipping operation business by expanding global routes in addition to focusing on maritime shipping in the Asian region.

•	Global logistics Network Expansion and Collaborative Partnerships: We aim to broaden our global presence to South America and Africa and forge strategic alliances with regional partners to ensure that we remain agile and responsive to the dynamic demand of the market.

•	Risk Management and Compliance Adherence: We intend to maintain compliance with pertinent international and local regulations as a priority to mitigate associated risks. Additionally, we have designated a risk management strategy to effectively address and mitigate potential risk issues, ensuring that we operate in accordance with regulatory requirements and maintain the highest standards of corporate governance.

•	Environmental Responsibility and Sustainable Practices: We are committed to environmental responsibility and sustainable practices, and as such, we plan to prioritize environmentally friendly ship cooperation. Through the optimization of transportation routes and the reduction of carbon emissions, we aim to further demonstrate our dedication to sustainability and contribute to a greener future.

•	Continuous Training and Development: We intend to prioritize continuous training and development for our team members to uphold professionalism and ensure their skills remain aligned with industry advancements.

Global Logistics Business

Market Positioning and Route Optimization

•	Precise Target Market Positioning: Based on the actual situation and requirements of the Company and our clients, we select the main segments of the shipping market to focus on, such as bulk cargo or containers, and provide customized services tailored to different market demands.

•	Optimization of Route Layout: Dynamically adjust shipping routes based on global trade flows and customer demands, increase or optimize the allocation of capacity on key routes and improve route coverage and timeliness.

Capacity Management and Cooperative Alliances

•	Reasonable Allocation of Capacity Resources: Develop plans for chartering based on market demand and supply trends, to optimize the allocation of capacity resources.

•	Strengthen Cooperation and Alliances: Actively establish close cooperative relationships with other shipping companies, shipping agents, ports, logistics providers, etc., to reduce costs and improve efficiency through resource sharing and mutual benefit.

Service Innovation and Quality Enhancement

Strict Control of Service Quality: Strengthen internal management, improve employee quality, ensure that service quality and safety levels meet international standards, and build a good corporate image.

Sustainable Development

Formulation of Sustainable Development Strategies: Integrate environmental protection concepts into the Company’s long-term development plans and achieve sustainable development goals through measures such as optimizing routes and reducing emissions.

Risk Management and Response Mechanisms

Establishment of Sound Risk Management Systems: Establish sound risk warning and prevention mechanisms for various risks faced by the shipping market, such as freight rate fluctuations, exchange rate changes, and policy adjustments.

Formulation of Flexible Response Strategies: Timely formulate or adjust operational strategies based on market changes and policy adjustments to ensure stable business development.

Our Growth Plan

Our growth plan includes a continued focus on the global logistics service as our primary business segment. We intend to use capital as it becomes available to scale up our shipping operations, including chartering additional vessels. We believe that the expansion of shipping operations will allow us to provide more cost-effective shipping options to our clients, particularly those with large load needs.

Not only have we increased the size of our shipping business, we intend to continue to grow our shipping operation business by expanding global routes in addition to focusing on maritime shipping in the Asian region. Our growth plan includes:

Growth plan for container shipping operator service

a. Increase the number of container shipping customers

•	Expand direct customers: Increase customer development activities by the Company’s management and business team.

•	Our goal is to increase the number of container shipping customers by approximately 50% annually.

b. Increase industry acquisition

•	Acquire a container operator: We hope to identify and acquire an appropriate container shipping operating company with annual revenue of more than $10 million, that has experience operating routes in South America and Africa, a good reputation in the market and long-term customer relationships.

•	Increase the Dry Bulk and Container business of subsidiaries outside Hong Kong: We hope to expand our operations outside Hong Kong to include new dry bulk markets, particularly in South America and Africa. We also hope to increase coverage of major global trade routes, enhancing market diversification and risk resilience.

We hope to expand the scale of the charter fleet to support increased operations and market reach.

Growth plan of Bulk shipping operator service

a. Increase the number of bulk shipping customers

•	Online: Increase contact with customers via Internet/communication. Offline: Establish contact with new customers by participating in exhibitions and increasing channel agent cooperation.

•	Expand direct customers: Increase customer development activities by the Company’s management and business team.

•	Our goal is to increase the number of bulk shipping customers by approximately 30% annually.

b. Increase the number of ship charters and freight capacity

•	We hope to increase the number of ship charters from our current monthly transport of bulk and general cargo of 2-3 ships with a volume of about 4,000-10,000 tons to 4-5 ships per month by 2025, with an approximate volume of about 8,000-15,000 tons.

iii. Increase the number of routes

•	At present, Asia is our primary area of operation. We seek to expand our area of operations and increase the number of routes to South America and Africa in the future.

Competition

Roshing’s container shipping operation faces competition from global and regional shipping companies such as Maersk, Mediterranean Shipping Company (MSC), and CMA CGM Group. These companies offer extensive networks and comprehensive services, including advanced tracking technology, competitive pricing, and strong customer service capabilities. Additionally, logistics companies like DHL and FedEx also provide integrated transportation solutions, including container shipping.

To maintain competitiveness, Roshing focuses on providing high-quality, customized services, leveraging expertise, and maintaining strong relationships with customers through dedicated support and tailored solutions.

Roshing’s bulk shipping operation services compete with major bulk shipping companies such as Oldendorff Carriers, Pacific Basin, and Star Bulk Carriers. These companies typically have large fleets and extensive global networks, enabling them to offer competitive pricing and reliable services. Additionally, they may have long-term relationships with major industry players and ports, enhancing their operational efficiency.

To compete effectively, Roshing emphasizes efficient operational management, strong collaboration and coordination with stakeholders, and transparent financial management. By offering personalized customer service and flexible chartering options, Roshing strives to stand out in the market and build long-term customer loyalty.

Marketing and Promotion Activities

For the year ended July 31, 2024, Roshing maintained its marketing and sales team in its corporate office with four employees. Roshing implements the following strategies when engaging in marketing and customer acquisition:

•	Market positioning: Roshing targets specific customer demographics, analyzes market segments and the needs of its target customers, and identifies high-value customer segments. For example, in the shipping/logistics sector its potential clients include import/export companies, manufacturing enterprises, e-commerce platforms, and distributors for large logistics companies. In the electronic device hardware trading sector, its clients are typically medium-sized non-Hong Kong traders and direct hardware and finished product sales brands. In the consulting services sector, its target groups encompass companies with software technology needs, business owners with domestic and international operations requirements, and clients seeking cross-border business consulting services.

•	Marketing mix strategies: Roshing develops comprehensive marketing mix strategies, encompassing product, pricing, and distribution strategies. This involves offering a diverse range of services to meet varying customer needs, devising reasonable pricing strategies based on customer demands and market competition, and establishing diverse sales channels including direct and agent sales.

•	Customer relationship management: Roshing establishes robust customer relationship management systems through regular customer communication and satisfaction surveys to understand customer needs and feedback. This enables us to adjust service strategies promptly, thereby enhancing customer satisfaction and loyalty.

•	Industry resources: Roshing conducts interviews and business introductions targeting potential customers leveraging the industry resources and customer base accumulated by its management and teams.

•	Digital transformation: Roshing leverages technologies such as big data and customer management systems for customer data analysis, enabling precision marketing through online channels like social media and e-commerce platforms. This facilitates the expansion of its customer base and enhances marketing effectiveness.

For consulting service clients, Roshing’s future plans include increasing customer acquisition through social media, community marketing, website content, and participation in thematic exhibitions.

Customers

For the year ended July 31, 2024, three customers accounted for 48%, 25% and 11% of the Company’s total revenues. Each of them belongs to the logistics business section. For the year ended July 31, 2023, two customers accounted for 41% and 11% of the Company’s total revenues. As of July 31, 2024 and July 31, 2023, no customer accounted for over 10% of the Company’s total accounts receivable.

Employees

We have 11 full time employees and 1 part time employee. The following table classifies our employees by function as of July 31, 2024:

Senior Management	7
Human Resources and Administration	1
Finance	1
Sales and Marketing	2
Total	11

Insurance

We participate in employee social security plans for our full-time employees.

Intellectual Property

As of the date of this report, we have two domain names: roshing.com and tianci-ciit.com. We do not own or have rights to any other IP, such as patents, copyrights and trademarks.

Environmental Matters

We strictly comply with laws and regulations relating to environmental protection in Hong Kong since our main operation is in Hong Kong. It has not had a material adverse effect upon our capital expenditures, earnings, and we do not anticipate any material adverse effects in the future based on the nature of our future operations. We do not have any relevant records of being penalized for violating environmental protection regulations.

REGULATIONS

Regulations Related to our Business Operation in Hong Kong

Roshing is Tianci’s subsidiary established in Hong Kong through which Tianci conducts its operations. As of the date of this report, there was no statutory or mandatory licensing and qualification system in Hong Kong governing the global logistics services, electronic device hardware components products sales, technical service of the software and website development and business consulting services provided by Roshing.

Below sets out a summary of certain aspects of the Hong Kong laws and regulations which are relevant to our operation and business.

Business Registration Ordinance (Chapter 310 of the Laws of Hong Kong)

The Business Registration Ordinance requires every person carrying on any business to make an application to the Commissioner of Inland Revenue in the prescribed manner for the registration of that business within one month after the commencement of business. The Commissioner of Inland Revenue must register each business for which a business registration application is made and as soon as practicable after the prescribed business registration fee and levy are paid and issue a business registration certificate or branch registration certificate for the relevant business or the relevant branch, as the case may be. Any person who fails to apply for business registration shall be guilty of an offence and shall be liable to a fine of HK$5,000 and to imprisonment for 1 year.

Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong), or the PDPO

The PDPO imposes a statutory duty on data users to comply with the requirements of the six data protection principles (the “Data Protection Principles”) contained in Schedule 1 to the PDPO. The PDPO provides that a data user shall not do an act, or engage in a practice, that contravenes a Data Protection Principle unless the act or practice, as the case may be, is required or permitted under the PDPO. The six Data Protection Principles are:

•	Principle 1—purpose and manner of collection of personal data;
•	Principle 2—accuracy and duration of retention of personal data;
•	Principle 3—use of personal data;
•	Principle 4—security of personal data;
•	Principle 5—information to be generally available; and
•	Principle 6—access to personal data.

Non-compliance with a Data Protection Principle may lead to a complaint to the Privacy Commissioner for Personal Data (the “Privacy Commissioner”). The Privacy Commissioner may serve an enforcement notice to direct the data user to remedy the contravention and/ or instigate prosecution actions. A data user who contravenes an enforcement notice commits an offense which may lead to a fine and imprisonment.

The PDPO also gives data subjects certain rights, inter alia:

•	the right to be informed by a data user whether the data user holds personal data of which the individual is the data subject;
•	if the data user holds such data, to be supplied with a copy of such data; and
•	the right to request correction of any data they consider to be inaccurate.

The PDPO criminalizes, including but not limited to, the misuse or inappropriate use of personal data in direct marketing activities, non-compliance with a data access request and the unauthorized disclosure of personal data obtained without the relevant data user’s consent. An individual who suffers damage, including injured feelings, by reason of a contravention of the PDPO in relation to his or her personal data, may seek compensation from the data user concerned.

Tortious Duty Under Common Law

Apart from contractual liability, under common law, services providers also owe a duty of care to customers and may be liable for damage resulting from defects in services caused by their negligent acts or for any fraudulent misrepresentation made in the provision of services. Any person who undertakes to provide a service and who negligently performs his work and causes damage to another person or property, will also attract civil liability.

Trade Description Ordinance (Chapter 362 of the Laws of Hong Kong), or the TDO

The TDO aims to protect customers against unfair trade practices by regulating businesses to sell products and services in a truthful manner. It prohibits false trade descriptions in respect of services supplied in the course of trade.

Section 7A of the TDO provides that a trader who applies a false trade description to a service supplied or offered to be supplied to a consumer or supplies or offers to supply to a consumer a service to which a false trade description is applied, commits an offence.

Sections 13E, 13F, 13G, 13H and 13I of the TDO provide that a trader who engages in relation to a consumer in a commercial practice that (a) is a misleading omission; or (b) is aggressive; (c) constitutes bait advertising; (d) constitutes a bait and switch; or (e) constitutes wrongly accepting payment for a product, commits an offence.

A person who commits an offence under sections 7A, 13E, 13F, 13G, 13H or 13I shall be subject, on conviction on indictment, to a fine of HK$500,000 and to imprisonment for five years, and on summary conviction, to a fine at HK$100,000 and to imprisonment for two years.

The Supply of Services (Implied Terms) Ordinance (Chapter 457 of the Laws of Hong Kong), or the SOSO

The SOSO which aims to consolidate and amend the law with respect to the terms to be implied in contracts for the supply of services (including a contract for the supply of a service whether or not goods are also transferred or to be transferred, or bailed or to be bailed by way of hire under the contract) provides that:

(a)	where the supplier is acting in the course of a business, there is an implied term that the supplier will carry out the service with reasonable care and skill; and

(b)	where the supplier is acting in the course of a business, the time for service to be carried out is not fixed by the contract, is not left to be fixed in a manner agreed by the contract or is not determined by the course of dealing between the parties, there is an implied term that the supplier will carry out the service within a reasonable time.

Where a supplier is dealing with a party to a contract for supply of service who deals as a consumer, the supplier cannot, by reference to any contract term, exclude or restrict any liability of his arising under the contract by virtue of the SOSO. Otherwise, where any right, duty or liability would arise under a contract for the supply of a service by virtue of the SOSO, it may (subject to the Control of Exemption Clauses Ordinance (Chapter 71 of the Laws of Hong Kong)) be negatived or varied by express agreement, or by the course of dealing between the parties, or by such usage as binds both parties to the contract.

The Control of Exemption Clauses Ordinance (Chapter 71 of the Laws of Hong Kong), or the CECO

The CECO, which aims to limit the extent to which civil liability for breach of contract, or for negligence or other breach of duty, can be avoided by means of contract terms and otherwise, among others, provides that:

(a)	under section 7, a person cannot by reference to any contract term or to a notice given to persons generally or to particular persons exclude or restrict his liability for death or personal injury resulting from negligence and in the case of other loss or damage, a person cannot exclude or restrict his liability for negligence except in so far as the term or notice satisfies the requirement of reasonableness.

(b)	under section 8, as between contracting parties where one of them deals as consumer or on the other’s written standard terms of business, as against that party, the other cannot by reference to any contract term (i) when himself in breach of contract, exclude or restrict any liability of his in respect of the breach, or (ii) claim to be entitled to render a contractual performance substantially different from that which was reasonably expected of him, or (iii) claim to be entitled in respect of the whole or any part of his contractual obligation, to render no performance at all, except in so far as the contract term satisfies the requirement of reasonableness.

(c)	under section 9, a person dealing as a consumer cannot by reference to any contract term be made to indemnify another person (whether a party to the contract or not) in respect of liability that may be incurred by the other for negligence or breach of contract, except in so far as the contract term satisfies the requirement of reasonableness; and

(d)	under section 11, as against a person dealing as consumer, the liability for breach of the obligations arising under sections 15, 16 and 17 of the Sales of Goods Ordinance (Chapter 26 of the Laws of Hong Kong) cannot be excluded or restricted by reference to any contract term, and as against person dealing otherwise than as consumer, the liability arising under sections 15, 16 and 17 of the Sales of Goods Ordinance can be excluded or restricted by reference to a contract term, but only in so far as the terms satisfy the requirement of reasonableness.

Sections 7, 8 and 9 of the CECO do not apply to, among others, any contract so far as it relates to the creation or transfer of a right or interest in any patent, trademark, copyright, registered design, technical or commercial information or other intellectual property, or relates to the termination of any such right or interest.

In relation to a contract term, the requirement of reasonableness for the purpose of the CECO is satisfied only if the court or arbitrator determines that the term was a fair and reasonable one to be included having regarded to the circumstances which were, or ought reasonably to have been, known to or in the contemplation of the parties when the contract was made.

Regulations related to employment and labor protection

Employment Ordinance (Chapter 57 of the Laws of Hong Kong), or the EO

The EO is an ordinance enacted for, amongst other things, the protection of the wages of employees and the regulation of the general conditions of employment and employment agencies. Under the EO, an employee is generally entitled to, amongst other things, notice of termination of his or her employment contract; payment in lieu of notice; maternity protection in the case of a pregnant employee; not less than one rest day in every period of seven days; severance payments or long service payments; sickness allowance; statutory holidays or alternative holidays; and paid annual leave depending on the period of employment.

Employees’ Compensation Ordinance (Chapter 282 of the Laws of Hong Kong), or the ECO

The ECO is an ordinance enacted for the purpose of providing for the payment of compensation to employees injured in the course of employment.

The ECO establishes a no-fault and non-contributory employee compensation system for work injuries and lays down the rights and obligations of employers and employees in respect of injuries or death caused by accidents arising out of and in the course of employment, or by prescribed occupational diseases.

As stipulated by the ECO, no employer shall employ any employee in any employment unless there is in force in relation to such employee a policy of insurance issued by an insurer for an amount not less than the applicable amount specified in the Fourth Schedule of the ECO in respect of the liability of the employer. According to the Fourth Schedule of the ECO, the insured amount shall be not less than HKD100,000,000 (approximately $13,000,000) per event if a company has no more than 200 employees. Any employer who contravenes this requirement commits a criminal offence and is liable on conviction to a fine and imprisonment. An employer who has taken out an insurance policy under the ECO is required to display a prescribed notice of insurance in a conspicuous place on each of its premises where any employee is employed.

Mandatory Provident Fund Schemes Ordinance (Chapter 485 of the Laws of Hong Kong), or the MPFSO

The MPFSO is an ordinance enacted for the purposes of providing for the establishment of non-governmental mandatory provident fund schemes, or the MPF Schemes. The MPFSO requires every employer of an employee of 18 years of age or above but under 65 years of age to take all practical steps to ensure the employee becomes a member of a registered MPF Scheme within the first 60 days of employment. Subject to the minimum and maximum relevant income levels, it is mandatory for both employers and their employees to contribute 5% of the employee’s relevant income to the MPF Scheme. Any employer who contravenes the requirement of enrolling eligible employees in a registered MPF Scheme or the requirement of paying mandatory contributions to the MPF Schemes commits a criminal offence and is liable on conviction to a fine and imprisonment.

Minimum Wage Ordinance (Chapter 608 of the Laws of Hong Kong), or the MWO

The MWO provides a prescribed minimum hourly wage rate (currently at HK$40 per hour) during the wage period for every employee engaged under a contract of employment under the EO. Any provision of the employment contract which purports to extinguish or reduce the right, benefit or protection conferred on the employee by the MWO is void.

Failure to pay minimum wage amounts to a breach of the wage provisions under EO. An employer who willfully and without reasonable excuse fails to pay wages to an employee when it becomes due commits a criminal offence and is liable on conviction to a fine and imprisonment.

Occupational Safety and Health Ordinance (Chapter 509 of the Laws of Hong Kong), or the OSHO

The OSHO aims to ensure the safety and health of employees when they are at work. Under the OSHO, an employer must ensure the safety and health of his workplace by (i) providing and maintaining plant and work systems that are safe and without risks to health, (ii) making arrangement for ensuring safety and health in connection with the use, handling, storage or transport of plant or substances, (iii) providing all necessary information, instruction, training and supervision for ensuring safety and health, (iv) providing and maintaining safe access to and egress from the workplace, and (v) providing and maintaining a safe and healthy work environment. An employer who fails to comply with the above may be liable on conviction to a fine and imprisonment, if he did so intentionally, knowingly or recklessly.

Occupational Safety and Health Regulation (Chapter 509A of the Laws of Hong Kong)

The Occupational Safety and Health Regulation (Chapter 509A of the Laws of Hong Kong) further sets out basic requirements for accident prevention, fire precaution, workplace environment control, hygiene at workplaces, first aid, as well as what employers and employees are expected to do in manual handling operations.

Occupiers Liability Ordinance (Chapter 314 of the Laws of Hong Kong)

The Occupiers Liability Ordinance regulates the obligations of a person occupying or having control of premises on injury resulting to persons or damage caused to goods or other property lawfully on the land. The Occupiers Liability Ordinance imposes a common duty of care on an occupier of premises to take such care as in all the circumstances of the case is reasonable to see that the visitors will be reasonably safe in using the premises for the purposes for which he is invited or permitted by the occupier to be there.

Regulations related to Hong Kong Taxation

Inland Revenue Ordinance (Chapter 112 of the Laws of Hong Kong)

Under the Inland Revenue Ordinance, where an employer commences to employ in Hong Kong an individual who is or is likely to be chargeable to tax, or any married person, the employer shall give a written notice to the Commissioner of Inland Revenue not later than three months after the date of commencement of such employment. Where an employer ceases or is about to cease to employ in Hong Kong an individual who is or is likely to be chargeable to tax, or any married person, the employer shall give a written notice to the Commissioner of Inland Revenue not later than one month before such individual ceases to be employed in Hong Kong, provided that a shorter notice may be accepted if deemed reasonable.

Tax on dividends

Based on the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by Roshing.

Capital gains and profits tax

The Inland Revenue Ordinance provides, among other things, that profits tax shall be charged on every person carrying on a trade, profession or business in Hong Kong in respect of his or her assessable profits arising in or derived from Hong Kong. Roshing is currently subject to the two-tiered profits tax regime according to Hong Kong tax rules and regulations.

The two-tier profits tax rates system of Hong Kong became effective since the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD2 million (approximately US$260,000) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25%, while the remaining assessable profits will be subject to the legacy tax rate, 16.5%.

No tax is imposed in Hong Kong in respect of capital gains from the sale of shares. However, trading gains from the sale of shares by persons carrying on a trade, profession or business in Hong Kong, where such gains are derived from or arise in Hong Kong, will be subject to Hong Kong profits tax.

Stamp Duty Ordinance (Chapter 117 of the Laws of Hong Kong)

Under the Stamp Duty Ordinance (Chapter 117 of the Laws of Hong Kong), a total of 0.2% of the higher of the consideration for or market value of the shares is currently payable on a typical sale and purchase transaction of Hong Kong shares. In addition, a fixed duty of HKD5 is currently payable on any instrument of transfer of Hong Kong shares. If no stamp duty is paid on or before the due date, a penalty of up to ten times the duty payable may be imposed.

* * * * *

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

RISKS RELATED TO OUR BUSINESS

Risks Related to the Global Logistics Services

Geopolitical conditions, such as political instability or conflict, terrorist attacks and international hostilities can affect the Maritime transportation industry, which could adversely affect our business.

We conduct most of our operations outside of the United States and our business, results of operations, cash flows, financial condition and ability to pay dividends, if any, in the future may be adversely affected by changing economic, political and government conditions in the countries and regions where we operate. Moreover, we operate in a sector of the economy that has been and is likely to continue to be adversely impacted by the effects of geopolitical developments, including political instability or conflict, terrorist attacks or international hostilities.

Currently, the world economy faces a number of challenges, including tensions between the United States and China, new and continuing turmoil and hostilities in Russia, Ukraine, the Middle and other geographic areas and countries, continuing economic weakness in the European Union and slowing growth in China and the continuing threat of terrorist attacks around the world.

Trade barriers to protect domestic industries against foreign imports depress shipping demand. Protectionist developments, such as the imposition of trade tariffs or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Moreover, increasing trade protectionism may cause an increase in (a) the cost of goods exported from regions globally, (b) the length of time required to transport goods and (c) the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs, which could have an adverse impact on our charterers’ business, operating results and financial condition and could thereby affect their ability to make timely charter hire payments to us and to renew and increase the number of their time charters with us. This could have a material adverse effect on our business, financial condition and operating results. Further, protectionist policies in any country could impact global markets, including foreign exchange and securities markets. Any resulting changes in currency exchange rates, tariffs, treaties and other regulatory matters could in turn adversely impact our business, results of operations, financial condition and cash flows.

Any reduction in international commerce or disruption in global trade may adversely impact our business and operating results.

The Company primarily provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract our primary markets and adversely impact our operating results. For example, international trade is influenced by:

•	currency exchange rates and currency control regulations;
•	interest rate fluctuations;
•	changes and uncertainties in governmental policies and inter-governmental disputes, which could result in increased tariff rates, quota restrictions, trade barriers and other types of restrictions;
•	changes in and application of international and domestic customs, trade and security regulations;
•	wars, strikes, civil unrest, acts of terrorism, and other conflicts;
•	changes in labor and other costs, including the impacts of inflation;
•	increased global concerns regarding working conditions and environmental sustainability;
•	changes in consumer attitudes regarding goods made in countries other than their own;
•	changes in availability of credit; and
•	changes in the price and readily available quantities of oil and other petroleum-related products.

Our industry is highly competitive, and failure to compete or respond to customer requirements could damage our business and the results of operations.

The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Nevertheless, many of these competitors have significantly more resources than the Company and may pursue acquisition opportunities and are developing new technologies to gain competitive advantages. Depending on the location of the shipper and the importer, we must compete against niche players, larger entities including carriers, and emerging technology companies. The primary competitive factors are price and quality of service. Many larger customers utilize the services of multiple logistics providers. Customers regularly solicit bids from competitors in order to improve service and to secure favorable pricing and contractual terms such as: longer payment terms; flexible-price arrangements; and performance penalties. Increased competition and competitors’ acceptance of expanded contractual terms coupled with customers’ dissatisfaction with elevated rates, scarce capacity, and extended transit times could result in loss of business, reduced revenues, reduced margins, higher operating costs or loss of market share, any of which would damage our results of operations, cash flows and financial condition.

Difficulty in forecasting timing or volumes of customer shipments or rate changes by carriers could adversely impact our margins and operating results.

We are not aware of any accurate means of forecasting short-term customer requirements. However, long-term customer satisfaction depends upon our ability to meet these unpredictable short-term customer requirements. Personnel costs, one of our larger costs, are always less flexible in the very near term as we must staff to meet uncertain demand. As a result, short-term operating results could be disproportionately affected.

The timing of our revenues is, to a large degree, impacted by factors out of our control, such as a sudden change in consumer demand for goods, changes in trade tariffs, product launches and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter, and therefore, we may not learn of a shortfall in revenues until late in a quarter. To the extent that a shortfall in revenues or earnings was not expected by securities analysts or investors, any such shortfall from levels predicted by securities analysts or investors could have an immediate and adverse effect on the trading price of our stock.

Volatile market conditions can create situations where rate increases charged by carriers and other service providers are implemented with little or no advance notice. We often cannot pass these rate increases on to our customers in the same time frame, if at all. As a result, our yields and margins can be negatively impacted.

Climate change, including measures to address climate change, could adversely impact our business and financial results.

The long-term effects of climate change are difficult to predict and may be widespread. The impacts of climate change may include physical risks (such as rising sea levels, which could affect port operations or frequency and severity of extreme weather conditions, which could disrupt our operations and damage cargo and our facilities), compliance costs and transition risks (such as increased regulation and taxation to support carbon emissions reduction investments), shifts in customer demands (such as customers requiring more fuel efficient transportation modes or transparency to carbon emissions in their supply chains) and customer contractual requirements around environmental initiatives and other adverse effects. Our non-asset model gives us flexibility and an ability to change locations, modes, and carriers based on evolving operating conditions. However, such impacts may disrupt our operations by adversely affecting our ability to procure services that meet regulatory or customer requirements, depending on the availability of sufficient appropriate logistics solutions.

In addition, the increasing concern over climate change has resulted and may continue to result in more regulations relating to climate change, including regulating greenhouse gas emissions, restrictions on modes of transportation, alternative energy policies and sustainability initiatives, such as the FuelEU Maritime initiative or the EU Emissions Trading System. If Hong Kong imposes more stringent restrictions and requirements than our current legal or regulatory obligations, we may experience disruptions in, or increases in the costs associated with delivering our services, which may negatively affect our operating our results of operations, cash flows and financial condition.

Roshing faces risks associated with the contents of shipments and inventories handled through its logistics services, including real or perceived quality or health issues with the products that are handled through Roshing’s logistics services, and risks inherent in the logistics industry, including personal injury, product damage, and transportation-related incidents.

The logistics services Roshing provides are subject to accident risks, including ship collisions, cargo damage, and cargo loss. Such events can result in significant financial costs, legal liability, and reputational damage. In addition, Roshing’s logistics service involve handling a large volume of bulk merchandise and containers, through cargo and freights operated by third-party shipping suppliers across Roshing’s logistics services, and face challenges with respect to the protection and examination of these bulk merchandise and containers. Bulk merchandise and containers in its network may be delayed, stolen, damaged or lost during delivery for various reasons, and we may be perceived or found liable for such incidents. Unsafe items, such as flammables and explosives, toxic or corrosive items and radioactive materials, may damage other bulk merchandise and containers in shipping process, harm the personnel and facilities of the third-party shipping suppliers, or even injure the recipients. Furthermore, if Roshing fails to prevent prohibited or restricted items from entering into its network and if it participates in the facilitate transportation and delivery of such items unknowingly, Roshing may be subject to administrative or even criminal penalties, and if any personal injury or property damage is concurrently caused, it may also be liable for civil compensation.

The logistics services for delivery of bulk merchandise and containers also involve inherent risks associated with transportation safety. From time to time, the vessels and personnel of its third-party shipping suppliers may be involved in transportation and cargo accidents, and the bulk merchandise and containers carried by them may be lost or damaged.

Roshing is also subject to worker health and safety laws and regulations that may expose us to costs and liabilities, potentially affecting its results of operations, competitive position, and financial condition adversely. These laws and regulations are stringent and comprehensive, governing the health and safety of Roshing’s and workers of third-party shipping suppliers during operations.

Any of the foregoing could disrupt Roshing’s logistics services, cause us to incur substantial expenses and divert the time and attention of our management. Roshing may face claims and incur significant liabilities if found liable or partially liable for any injuries, damages or losses. Any uninsured or underinsured loss could negatively influence our business and financial condition. Governmental authorities may also impose significant fines on us or require us to adopt costly preventive measures. Furthermore, if Roshing’s logistics services are perceived to be insecure or unsafe by its customers, its business volume may be significantly reduced, and our business, financial condition and results of operations may be materially and adversely affected.

Roshing is subject to potential risks arising from contractual obligations with shipping suppliers.

Roshing’s contractual obligations with shipping suppliers encompass precise terms and conditions. Should either party fail to uphold these provisions, it may result in legal disputes, financial penalties, and interruptions in service. These breaches, whether initiated by us or the shipping suppliers, pose potential risks to the continuity and efficiency of Roshing’s operations. Adhering to the terms outlined in these agreements is important to maintaining positive relationships with Roshing’s partners and ensuring the operation of Roshing’s shipping activities and logistics services.

Roshing faces risks from changing customer logistics needs, contractual obligations, and failure to meet customer requirements, which could lead to financial losses, legal liabilities, and damage to Roshing’s reputation if not managed proactively.

Roshing’s customers’ logistics needs are subject to constant change, influenced by market trends, technological advancements, and shifts in consumer behavior. Failure to adapt to these evolving demands could lead to significant business losses. Moreover, Roshing’s contractual obligations entail meeting specific performance standards, and any failure to do so may result in liability claims, financial setbacks, and damage to its reputation. Ensuring the fulfillment of all customer requirements, including adherence to delivery schedules, maintenance of cargo conditions, and compliance with regulatory standards, is paramount. Any lapses in meeting these requirements could not only result in lost business opportunities but also expose us to potential legal liabilities. Therefore, proactive measures to address these customer-related risks are essential for maintaining Roshing’s competitive edge and safeguarding its operations.

Our revenues, operating income and cash flows are likely to fluctuate and are subject to uncertainty and potential volatility in demand and supply for cargo space and container loads from time to time.

Roshing charters cargo space and container loads from shipping suppliers based on a certain volume and then sub-charters that space to our customers under an order contract. Roshing obtains cargo space and container loads through direct booking and block space arrangements. Pursuant to the block space agreements, it is committed to paying for the agreed cargo space and container loads irrespective of whether it could fully utilize the allotted space. In the event it cannot fully utilize the cargo space and container loads it sourced (i.e. the actual customers’ demand for the cargo space and container loads is less than the amount of cargo space and container loads it sourced), Roshing has to sell excess cargo space and container loads. Roshing however cannot assure that there will not be instances where, for example, due to (a) departure timetable of the vessel; (b) popularity of the route; or (c) seasonality factors, it is unable to fully consolidate/co-load all the excess cargo space and container loads it purchased from our suppliers. In case Roshing cannot fully utilize the cargo space and container loads it obtained from its suppliers, Roshing may have to bear the costs of all the excess cargo space and container loads it purchased and its business and results of operations could be adversely affected.

In the event of shortfall of the cargo space and container loads to meet customers’ demand (i.e. the actual customers’ demand for the cargo space and container loads are higher than the amount that Roshing has), Roshing has to source the cargo space and container loads from its suppliers at the prevailing market rates. Since cargo space and container loads offered by Roshing’s suppliers through direct booking is normally on a first-come-first-served basis, with no formal agreement for guaranteed supply of cargo space and container loads, there is no assurance that Roshing will be able to source sufficient cargo space and container loads to meet its customers’ demand within the expected timeframe and at favorable price. As a result of the shortfall of cargo space and container loads, its reputation and therefore its business, sales performance and results of operations will be adversely affected.

In result, we may experience fluctuations in our revenues and cost structure and the resulting operating income and cash flows and expect that this will continue to occur in the future. We may experience fluctuations in our financial results, including revenues, operating income and earnings per share, for reasons that may include: (i) the types and complexity, number, size, timing and duration of client engagements; (ii) the timing of revenue recognition under U.S. GAAP; (iii) the utilization of revenue-generating professionals, including the ability to adjust staffing levels up or down to accommodate the business and prospects of the applicable segment and practice; (iv) the geographic locations of our clients or the locations where services are rendered; (v) the length of billing and collection cycles and changes in amounts that may become uncollectible; (vi) changes in the frequency and complexity of government regulatory and enforcement activities; (vii) business and asset acquisitions; (viii) fluctuations in the exchange rates of various currencies against the U.S. dollar; (ix) fee adjustments upon the renewal of expired service contracts or acceptance of new clients due to the adjusted scope per our refined business strategy; and (x) economic factors beyond our control.

The results of different segments and practices may be affected differently by the above factors. The positive effects of certain events or factors on certain segments and practices may not be sufficient to overcome the negative effects of those same events or factors on other parts of our business. In addition, our mix of practice offerings adds complexity to the task of predicting revenues and results of operations and managing our staffing levels and expenditures across changing business cycles and economic environments.

Our results are influenced by seasonal and similar factors. Although we evaluate our annual guidance at the end of each quarter and adjust it as necessary, unforeseen future volatility can lead to significant deviations from our guidance. This may occur even if our guidance encompasses a range of potential outcomes and has been updated to consider operating results.

Seasonality and the impact of weather and other catastrophic events adversely affect Roshing’s operations and profitability.

Roshing’s operation is influenced by seasonal factors, with February to April being off-peak seasons, and June to October being peak seasons. Roshing’s operation is affected by the winter season because inclement weather impedes operations, and some shippers reduce their shipments during winter. In addition, in the lead-up to major holidays such as Christmas and Chinese Spring Festival, increased consumer demand often leads to a short-term surge in cargo transportation volume. Conversely, in the later stages of holidays and traditional off-peak seasons, cargo transportation volume may significantly decrease. At the same time, operating expenses increase due to, among other things, a decline in fuel efficiency because of engine idling and harsh weather that creates higher accident frequency, increased claims and higher equipment repair expenditures. Roshing also may suffers from weather-related or other events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions, which may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy its assets or the assets of its customers or otherwise adversely affect the business or financial condition of Roshing’s customers, any of which developments could adversely affect its results or make its results more volatile.

Risk Related to Other Products & Services

Roshing has a great dependence on a limited number of suppliers and the loss of their manufacturing capability could materially impact on its operations.

Roshing is a distributor of hardware components for electronic devices and generates revenue from reselling these components and is not engaged in innovative product development and direct manufacturing business. Roshing markets off-the-shelf products, which ships directly from the manufacturer to Roshing’s customer. In the event that the supply of components or finished products is interrupted or relations with any of its principal vendors is terminated, there could be increased costs and considerable delay in finding suitable replacement sources to manufacture the electronic device hardware components products (“Hardware Products”). Its Hardware Products mostly are shipped from facilities located in Guangdong, China. The shipment of these products from Mainland China exposes us to the possibility of product supply disruption and increased costs in the event of changes in the economics condition of China.

Defects in the Hardware Products Roshing sells or failures in quality control related to its distribution of products could impair its ability to sell its products or could result in product liability claims, litigation and other significant events involving substantial costs.

The detection of significant defects in Roshing’s Hardware Products or failures in its quality control procedures, including those of its suppliers, carries several potential consequences. These include delays in bringing products to market, decreased sales, and challenges in gaining market acceptance. Furthermore, such issues may lead to the diversion of its development resources and damage to its reputation, with potential regulatory restrictions. Rectifying product defects can incur substantial costs, and identifying suitable remedies may prove difficult. Moreover, errors or defects could result in financial damage to its customers, potentially leading to litigation. Product liability lawsuits, regardless of the outcome, may entail significant time and expenses for defense. In the absence of product liability insurance and without being named insured on its suppliers’ policies, Roshing faces the risk of being unable to cover claims or seek reimbursement from suppliers, leaving us potentially exposed to financial liabilities.

The software and website development markets are highly competitive.

The management software and website development industries are highly competitive. There are a number of larger companies, including computer manufacturers, computer service and software companies that have greater operational, personnel and financial resources than we have. These companies currently offer and have the technological ability to develop software products similar to those offered by us. These companies present a significant competitive challenge to Roshing’s business. Because we do not have the same financial resources as these competitors, we may have a difficult time in the future competing with these companies. We compete based on its fright shipping and logistics knowledge, products, service, price, system functionality and performance and technological advances. Customized and special services according to customer needs, there is technical weakness.

The industry in which Roshing operates has low barriers to entry and is highly fragmented and very competitive. We anticipate that competition may intensify further as the freight software industry matures and consolidates. Roshing’s key strength lies in providing tailored services to wholesalers, e-commerce retailers and freight forwarders in market segments that share the value of Roshing’s technology. These services facilitate the management of complex workflows and improve efficiency by enabling shipping workflow management, Marine container management, e-commerce inventory and shipping management, and logistics data analytics. However, we cannot guarantee continuous improvement in technology and services.

Roshing’s software and website may not perform in line with customer specifications or expectations.

Roshing’s freight shipping and related logistic software and websites may not perform in line with customers’ expectations. Future customers may also require customized specifications that Roshing is unable to deliver. Some of these target specifications, such as those dependent on battery technology, are constrained by the pace of general technological advancement and the capabilities of its suppliers, which are largely beyond its control.

Roshing’s software and website may contain design or manufacturing defects that result in unsatisfactory performance or require repair. Roshing’s software and website use a substantial amount of algorithms and software to operate. Software products are inherently complex and often contain defects and errors, especially when first introduced. While Roshing have performed extensive internal testing on its software and website, we have a limited frame of reference by which to evaluate the long-term performance of its software and website. There can be no assurance that Roshing will be able to detect and fix any defects in its software and website before we sell products and services to customers.

If Roshing’s software and website is defective or otherwise fails to perform as expected or in accordance with prescribed technical specifications and timetable, its customers may experience accidents and suffer adverse publicity, revenue declines, ecommerce inventory disarray, breakdown of shipping workflows, product liability claims, and significant additional expenses. These consequences could have a material adverse impact on its business, financial condition, operating results, and prospects.

Additionally, Roshing’s software, along with that of our third-party service provider, containing personal information of software customers, and others, could be breached, exposing us to adverse publicity, costly government enforcement actions or private litigation, and expenses. Cyber criminals constantly devise schemes to bypass IT security safeguards, and other retailers have experienced severe data breaches. Roshing may not anticipate all security threats or implement preventive measures against them effectively. The costs to mitigate network security issues could be significant, and while Roshing implemented security measures, addressing these issues may not always succeed. Unauthorized access to Roshing’s networks or databases could result in theft, publication, deletion, modification, or blocking of sensitive information, adversely affecting our business strategy, financial condition, or operations. While Roshing has not experienced cybersecurity incidents in the past three years, we anticipate threats to persist and cannot assure such events will not occur or have material impacts on Roshing’s operations, results of operations and financial condition in the future.

If Roshing does not continually update its products and/or services, they may become obsolete and Roshing may not be able to compete with other companies.

Roshing cannot assure that it will be able to keep pace with technological advances, or that its current suppliers will be able to keep pace with technological advances and as such, its products and/or services may become obsolete. Roshing cannot assure you that competitors will not develop related or similar services and offer them before Roshing does, or does so more successfully, or that they will not develop services and products more effective than any that Roshing and/or its suppliers have or are intending to develop. In addition, although Roshing may be able to identify new suppliers that can provide more effective services and products to be more competitive, Roshing may not be able to arrange satisfactory arrangements in a timely manner, if at all. If that happens, its business, prospects, results of operations and financial condition will be materially adversely affected.

Roshing may not be able to continue to recruit, train and retain dedicated and qualified consultants who are essential to the success of its business and the effective delivery of policy and business advisory services to its individual and corporate clients.

Roshing’s current talent policy advisory and application services rely heavily on Roshing’s visa consultants, and the conduct of Roshing’s visa consultants is critical to maintaining its reputation. Roshing seeks to hire qualified and dedicated consultants who have the necessary experience to provide effective advice and guidance to its clients in accordance with government policies and business management expertise and experience. The number of consultants with these qualities is limited and Roshing needs to implement a highly selective recruitment process.

A decline in the market for individual clients of Roshing’s business consulting services and corporate business consulting could have a material adverse effect on its business, prospects, financial condition and results of operations.

There is an anticipation of potential Hong Kong talent introduction policy revisions or the cessation of policy benefits after the second half of 2024, which may lead to a reduction or cessation of its consulting services for talent clients. Additionally, fluctuations in Hong Kong’s global business attractiveness or other factors may impact the number of enterprises establishing business activities in Hong Kong, potentially slowing business demand and affecting the growth of consulting enterprises we serve. Consequently, Roshing’s business, prospects, financial condition, and operating results may be significantly and adversely affected.

General Business Risks

We have a limited operating history and face significant challenges and will incur substantial expenses as we build our capabilities.

We have a limited operating history and are subject to the risks inherent in a growing company, including, among other things, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures. The company relies on few trained internal personnel as the company only has 11 full time employees. As we build our own capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein. If we are unable to build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer.

We are currently dependent on a small group of customers for most of our revenue. If we cannot expand our customer base many-fold, our business growth will be challenged and affected, resulting in adjustments to our business strategy.

As we have not achieved significant scale, we had and expect to continue to have customer concentration. The revenue generated to date by our business has come from a small number of customers. During the year ended July 31, 2023, two customers were responsible for over 52% of our revenue. During the year ended July 31, 2024, three customers were responsible for over 84% of our revenue. In order for Tianci to be viable as a public company, we must increase our revenue. To accomplish that, we must expand our customer base. If we fail to multiply our customers, Tianci’s stock may have no significant value. There are inherent risks whenever a large percentage of revenues are concentrated with a limited number of customers. We are unable to predict the future level of demand for our services that will be generated by these customers. In addition, we cannot assure that any of our customers in the future will not cease purchasing logistics services from us, or that our cooperating agents will continue introducing clients to us. Should they favor logistics services from our competitors, significantly reduce orders, or seek price reductions in the future, any such event could have a material adverse effect on our revenue, profitability, and results of operations.

We rely on shipping suppliers, cargo owner and cargo agents and Hardware Products suppliers, if they become financially unstable or have reduced capacity to provide services because of pandemics, such as COVID-19, it may adversely impact our business and operating results.

We depend on shipping suppliers, cargo owners, cargo agents, and hardware products suppliers. The quality and profitability of our services and business depend on the effective selection and oversight of these partners. Pandemics, such as COVID-19 have ever placed significant stress on our shipping suppliers, cargo owners, cargo agents, and hardware products suppliers, which may continue to result in reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules which could adversely impact our operations and financial results. During the pandemic, air carriers have been particularly affected having to cancel freights due to travel restrictions resulting in dramatic drops in revenues, historical losses and liquidity challenges. Uncertainty over recovery of demand for passenger air travel, in particular business travel, to pre-pandemic levels means ship carriers’ operations and financial stability may be adversely affected long term.

Our business could be negatively affected by rising inflation and interest rates.

Various macroeconomic factors could adversely affect our business, financial condition and results of operations, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets.

For instance, recent inflationary environment has negatively impacted us by slightly increasing (i) our labor costs, through higher wages, (ii) our borrowing costs, through higher interest rates which we expect to continue to increase, and (iii) our other operating costs, such as through higher rates charged by our service suppliers. Supply chain constraints have led to higher inflation, which if sustained, could have a negative impact on our operations. To moderate effects of these increasing costs, we instituted proactive initiatives to optimize efficiencies in our daily operations. We also replaced certain service suppliers with alternatives that offered more competitive rates while not compromising service quality. In addition, we expect to modestly increase the rates we charge our customers in response to the inflationary environment should such inflationary pressures further deteriorate in the near future. However, we cannot assure you that these measures we have taken or will take will be effective, if at all, or that we will be able to effectively mitigate any inflationary pressures in the future. If inflation or interest rates were to significantly increase, our business and the results of operations may be negatively affected.

Interest rates, liquidity of credit markets and volatility of capital markets could also affect our business and results of operations as well as our ability to raise capital on favorable terms, or at all.

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

The Company and its subsidiaries do not presently maintain fire, theft, product liability or any other property insurance, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

The Company and its subsidiaries do not maintain fire, theft, product liability or property insurance of any kind. The Company and its subsidiaries bear the economic risk with respect to loss of or damage or destruction to our property and to the interruption of our business, as well as liability to third parties for damage or destruction to them or their property that may be caused by our personnel or products. Such liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects.

Our operating history may not be indicative of our future growth or financial results and we may not be able to sustain our historical growth rates.

Our operating history may not be indicative of our future growth or financial results. There is no assurance that we will be able to grow in future periods. Our growth rates may decline for any number of possible reasons and some of them are beyond our control, including decreasing customer demand, increasing competition, declining growth of the touchscreen industry in general, emergence of alternative business models, or changes in government policies or general economic conditions. We will continue to expand our sales network and product offerings to bring greater convenience to our customers and to increase our customer base and number of transactions. However, the execution of our expansion plan is subject to uncertainty and the total number of items sold and number of transacting customers may not grow at the rate we expect for the reasons stated above. If our growth rates decline, investors’ perceptions of our business and prospects may be adversely affected and the market price of our common stock could decline.

We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; if we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements and otherwise make timely and accurate public disclosure could be impaired, which could harm our operating results, our ability to operate our business and our reputation.

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

If our internal control over financial reporting or our disclosure controls are not effective, we may be unable to issue our financial statements in a timely manner, we may be unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner or we may be otherwise unable to comply with the periodic reporting requirements of the SEC, our common stock intended to be listed on Nasdaq could be suspended or terminated and our share price could materially suffer. In addition, we or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities and to shareholder lawsuits, which could impose significant additional costs on us and divert management attention.

We may fail to make necessary acquisitions or investments or enter desirable strategic alliances, and we may not be able to achieve the anticipated benefits from such acquisitions, investments or strategic alliances.

Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent decisions to make strategic acquisitions or investments or enter desirable alliances and to realize the benefits we expect when we make those investments or acquisitions. We may evaluate and consider strategic acquisitions and investments or enter strategic alliances to develop new services or solutions, with an aim to enhance our competitive position and achieve long-term growth, productivity and profitability. However, we cannot assure you that we will make prudent decisions on such acquisitions, investments, strategic alliances at all times. In addition, investments or acquisitions involve numerous risks, including (i) potential failure to achieve the expected benefits of the integration or acquisition, (ii) difficulties in, and the cost of, integrating operations, technologies, services and personnel, (iii) potential write-offs of acquired assets or investments and (iv) downward effect on our operating results. These transactions will also divert management’s time and resources from our normal course of operations, and we may have to incur unexpected liabilities or expenses. Strategic alliances with third parties could also subject us to a number of risks, including risks associated with potential leakage of proprietary information, non-performance by the counterparty and an increase in expenses incurred in establishing new strategic alliances, any of which may materially and adversely affect our business.

If we cannot successfully execute or effectively operate, integrate, leverage and grow the acquired businesses or strategic alliances, our financial results and reputation may be materially and adversely affected. While we expect our future acquisitions, investments or strategic alliances to further enhance our value propositions to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we envisage, if at all, or that we can continue to support the values we allocate to these acquired, invested or alliance businesses, including their goodwill or other intangible assets.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We may become an attractive target for intellectual property attacks in the future with the increasing recognition of our brand. Any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property may not be sufficient to provide us with competitive advantages. In addition, there can be no assurance that (i) all of our intellectual property rights will be adequately protected, or (ii) our intellectual property rights will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable. As of the date of this report, we have only two domain names: roshing.com and tianci-ciit.com. We have not owned or had rights to any other intellectual property, such as patents, copyrights, trademarks, etc.

We are a “smaller reporting company” under Rule 12b-2 of the Securities Exchange Act of 1934, and we cannot be certain if the scaled disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors and make it more difficult to raise capital as and when we need it.

We may continue to be a smaller reporting company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (a) the market value of our common stock held by non-affiliates is equal to or less than $250 million as of the last business day of the most recently completed second fiscal quarter, and (b) our annual revenues is equal to or less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is equal to or less than $700 million as of the last business day of the most recently completed second fiscal quarter.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, taking advantage of reduced disclosure obligations may make the comparison of our financial statements with other public companies difficult or impossible. If investors are unable to compare our business with other companies in our industry, we may not be able to raise additional capital as and when we need it, which may materially and adversely affect our financial condition and results of operations.

Anti-takeover provisions contained in our bylaws and articles of incorporation as well as provisions of Nevada law, could impair a takeover attempt.

Our bylaws, amended articles of incorporation and Nevada law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	limiting the liability of, and providing indemnification to, our directors and officers;
•	limiting the ability of our stockholders to call and bring business before special meetings;
•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
•	providing our board of directors with the express power to postpone previously scheduled annual meetings;
•	permitting the removal of directors only upon vote or written consent of stockholders representing not less than two-thirds (2/3) of the issued and outstanding capital stock entitled to voting power; and
•	restricting the ability to adopt a new bylaw to a majority vote of stockholders, while the Board has the power to amend, alter, change, or repeal any provision contained in the bylaws of incorporation.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

The Nevada Revised Statutes (“NRS”) Sections 78.411 through 78.444, regulate business combinations with interested stockholders. The NRS defines an interested stockholder as a beneficial owner (directly or indirectly) of 10% or more of the voting power of the outstanding shares of the corporation. Pursuant to NRS Sections 78.411 through 78.444, combinations with an interested stockholder remain prohibited for two years after the person became an interested stockholder unless (i) the transaction is approved by the board of directors or the holders of a majority of the outstanding shares not beneficially owned by the interested party, or (ii) the interested stockholder satisfies certain fair value requirements. NRS 78.434 permits a Nevada corporation to opt out of the statute with appropriate provisions in its articles of incorporation.

NRS Sections 78.378 through 78.3793 regulates the acquisition of a controlling interest in an issuing corporation. An issuing corporation is defined as a Nevada corporation with 200 or more stockholders of record, of which at least 100 stockholders have addresses of record in Nevada and does business in Nevada directly or through an affiliated corporation. NRS Section 78.379 provides that an acquiring person and those acting in association with an acquiring person obtain only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of the stockholders. Stockholders who vote against the voting rights have dissenters’ rights in the event that the stockholders approve voting rights. NRS Section 78.378 provides that a Nevada corporation’s articles of incorporation or bylaws may provide that these sections do not apply to the corporation.

Any damage to the reputation and recognition of our brand names, including negative publicity against us, our services, operations and our directors, senior management and business partners may materially and adversely affect our business operations and prospects.

We believe our brand image and corporate reputation will play an increasingly important role in enhancing our competitiveness and maintaining business growth. Many factors, some of which are beyond our control, may negatively impact our brand image and corporate reputation if not properly managed. These factors include our ability to provide superior solutions and services to our customers, successfully conduct marketing and promotional activities, manage relationship with and among our customers and business partners, and manage complaints and events of negative publicity, maintain positive perception of our Company, our peers and supply chain solution industry in general. Any actual or perceived deterioration of our service quality, which is based on an array of factors including customer satisfaction, rate of complaint or rate of incident, could subject us to damages such as loss of important customers. Any negative publicity against us, our solutions and services, operations, directors, senior management, employees, business partners or our peers could adversely affect customer perception of our brand, cause damages to our corporate reputation and result in decreased demand for our solutions and services. If we are unable to promote our brand image and protect our corporate reputation, we may not be able to maintain and grow our customer base, and our business and growth prospects may be adversely affected.

We may from time to time be subject to claims, disputes, lawsuits and other legal and administrative proceedings.

We and our management may be subject to claims, disputes, lawsuits, investigations and other legal and administrative proceedings incidental to the conduct of our business from time to time. We are currently not party to any legal or arbitration proceedings, including those relating to bankruptcy, receivership or similar proceedings and those involving any third party, which may have, or have had in the recent past, material adverse effects on our financial position or profitability. Any claims against us or our management, with or without merit, could be time-consuming and costly to defend or litigate, divert our management’s attention and resources or harm our brand equity. Claims arising out of actual or alleged violations of law, breach of contract or torts could be asserted against us by customers, business partners, suppliers, competitors, employees or governmental entities in investigations and legal proceedings. These claims could be asserted under a variety of laws, including but not limited to intellectual property laws, labor and employment laws, securities laws, tort laws, contract laws, property laws, and employee benefit laws. If a lawsuit or governmental proceeding against us is successful, we may be required to pay substantial damages or fines. We may also lose, or be limited in, the rights to offer some of our services. As a result, the scope of our services could be reduced, which could adversely affect our ability to attract new customers, harm our reputation and have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in our attempt to defend ourselves in legal and administrative actions or to assert our rights under various laws, enforcing our rights against the various parties involved may be expensive, time-consuming, and ultimately futile.

We may engage in transactions that present conflicts of interest.

The Company’s officers and directors may enter into agreements with the Company from time to time which may not be equivalent to similar transactions entered into with an independent third party. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While we believe that it will take prudent steps to ensure that all transactions between the Company and any officer or director is fair, reasonable, and no more than the amount it would otherwise pay to a third party in an “arms-length” transaction, there can be no assurance that any transaction will meet these requirements in every instance.

We may adjust our business strategies and models in response to changing market conditions, competitive pressures, or regulatory changes. However, there is no guarantee that these adjustments will be successful, and they may not achieve the desired results, potentially impacting our performance and financial results.

As changes in our business environment occur, we may adjust our business strategies to meet these changes, or we may otherwise decide to restructure our operations or businesses or assets. In addition, external events such as shifts in demographics, alterations in consumer behavior, fluctuations in macroeconomic conditions, and amendments to laws, regulations, and government policies governing international trade and commerce may impair the value of our assets and increase our costs. When these changes or events occur, we may incur costs to modify our business strategy to respond to those market dynamics and satisfactorily meet customers’ demands. To meet customer demand and implement our strategies and expansion plan, we may shift to a Vessel-Operating Common Carrier. This shift aims to achieve cost efficiency by reducing transportation costs, as owning and operating vessels can decrease dependency on third-party shipping companies, potentially lowering transportation costs over time. Additionally, operating our own vessels can also provide a competitive advantage over companies that rely on third-party carriers. However, this transition may result in significant expenses for the purchase of vessels and related infrastructure necessary for our business growth. Such initiatives and enhancements may require substantial capital expenditures. If we are unable to successfully implement our business strategies and effectively respond to changes in market dynamics, our future financial results will suffer. Furthermore, we have incurred, and may continue to incur, increased operating expenses in connection with certain changes to our business strategies.

Risks Related to Doing Business in Hong Kong

Most of our operations are in Hong Kong. However, due to the long arm provisions under the current Mainland China laws and regulations, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers like us, which could result in a material change in our operations and/or the value of our common stock.

Tianci is a holding company and we conduct our operation through our operating subsidiary Roshing in Hong Kong. Our operations are primarily located in Hong Kong and few of our clients are Mainland China residents. At the present time, we are not materially affected by recent statements by the Mainland China Government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. However, due to long arm provisions under the current Mainland China laws and regulations, there remains regulatory uncertainty with respect to the implementation of Chinese law in Hong Kong. The PRC government may choose to exercise significant oversight and discretion, and the policies, regulations, rules, and the enforcement of laws of the PRC government to which we are subject may change rapidly and with little advance notice to us or our stockholders. These laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with.

We are aware that recently the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in Mainland China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on a U.S. or other foreign exchange.

China’s government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and foreign investment in Hong Kong-based issuers, which may result in a material change in our operations and/or the value of our common stock. The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or way we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our common stock.

While we believe that we and our subsidiaries are currently not required to obtain any other permissions or approvals from Hong Kong authorities for our business operations, we cannot assure you that we or our subsidiaries will be able to obtain all such permissions or approvals if they are nevertheless required.

The Directors confirm that, as of the date of this report, we and our subsidiaries have received all requisite permissions or approvals from the Hong Kong authorities to operate its business in Hong Kong, including but not limited to obtaining a business registration certificate. However, we have been advised by our Hong Kong counsel that laws, regulations, or policies in Hong Kong could change in the future. If (i) we or our subsidiaries do not receive or maintain such permissions or approvals, (ii) we or our subsidiaries inadvertently conclude that any other permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, our operations and financial condition could be materially adversely affected, and our ability to offer securities to investors could be significantly limited or completely hindered and the securities currently being offered may substantially decline in value and become worthless.

We will rely on dividends and other distributions on equity paid by our Hong Kong subsidiary to fund any cash and financing requirements we may have. In the future, the PRC government may impose restrictions on our ability to transfer funds out of Hong Kong to fund operations or for other use outside of Hong Kong. Any limitation on the ability of our Hong Kong subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business and might materially decrease the value of our common stock.

We are a holding company incorporated in the United States, and we rely on dividends and other distributions on equity paid by our subsidiary in Hong Kong for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders and service any debt we may incur. If our Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by Roshing. The Mainland China laws and regulations do not currently have any material impact on transfers of cash from Roshing to Tianci or from Tianci to Roshing. However, the Chinese government may, in the future, impose restrictions or limitations on our ability to transfer money out of Hong Kong, to distribute earnings and pay dividends to and from the other entities within our organization, or to reinvest in our business outside of Hong Kong. Such restrictions and limitations, if imposed in the future, may delay or hinder the expansion of our business to outside of Hong Kong and may affect our ability to receive funds from our operating subsidiary in Hong Kong. The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case, that restrict or otherwise unfavorably impact the ability or way we conduct our business, could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are implemented, our business, financial condition and results of operations could be adversely affected and such measured could materially decrease the value of our common stock.

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

Tariffs could increase the cost of the goods and products which could affect customers’ investment decisions. In addition, political uncertainty surrounding international trade disputes and the potential of the escalation to a trade war could have a negative effect on customer confidence, which could materially and adversely affect our business. We may also have access to fewer business opportunities, and our operations may be negatively impacted as a result. In addition, the current and future actions or escalations by either the United States or China that affect trade relations may cause global economic turmoil and potentially have a negative impact on our markets, our business, or our results of operations, as well as the financial condition of our customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take.

Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, Hong Kong has a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. However, based on recent political development, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. Hong Kong’s preferential trade status was removed by the United States government and the United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from Mainland China. These and other recent actions may represent an escalation in political and trade tensions involving the U.S, China and Hong Kong, which could potentially harm our business.

The enactment of Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) could impact our Hong Kong subsidiary.

On June 30, 2020, the Standing Committee of the PRC National People’s Congress adopted the Hong Kong National Security Law. This law defines the duties and government bodies of the Hong Kong National Security Law for safeguarding national security and four categories of offences — secession, subversion, terrorist activities, and collusion with a foreign or overseas force to endanger national security — and their corresponding penalties. On July 14, 2020, the former U.S. President Donald Trump signed the Hong Kong Autonomy Act (the “HKAA”) into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020, the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including former and current Hong Kong chief executives Carrie Lam and John Lee. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law.” The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions may directly affect the foreign financial institutions as well as any third parties or customers dealing with any foreign financial institution that is targeted. It is difficult to predict the full impact of the Hong Kong National Security Law and HKAA on Hong Kong and companies located in Hong Kong. If our Hong Kong subsidiary is determined to be in violation of the Hong Kong National Security Law or the HKAA by competent authorities, our business operations, financial position and results of operations could be materially and adversely affected.

There are political risks associated with conducting business in Hong Kong.

Substantially all our operations are based in Hong Kong. Accordingly, our business operations and financial condition will be affected by the political and legal developments in Hong Kong. During the period covered by the financial information included in this report, we derive substantially all of our revenue from operations in Hong Kong. Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience, as well as significant natural disasters, may adversely affect our business operations. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. Since a substantial part of our operations is based in Hong Kong, any change of such political arrangements may pose an immediate threat to the stability of the economy in Hong Kong, thereby directly and adversely affecting our results of operations and financial position.

If the PRC attempts to alter its agreement to allow Hong Kong to function autonomously, this could potentially impact Hong Kong’s common law legal system and may in turn bring about uncertainty in, for example, the enforcement of our contractual rights. This could, in turn, materially and adversely affect our business and operations. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our customers.

Our revenue is susceptible to the ongoing incidents or factors which affect the stability of the social, economic and political conditions in Hong Kong. Any drastic events may adversely affect our business operations. Such adverse events may include changes in economic conditions and regulatory environment, social and/or political conditions, civil disturbance or disobedience, as well as significant natural disasters. Given the relatively small geographical size of Hong Kong, any of such incidents may have a widespread effect on our business operations, which could in turn adversely and materially affect our business, results of operations and financial condition. It is difficult to predict the full impact of the HKAA on Hong Kong and companies with operations in Hong Kong like us. Furthermore, legislative or administrative actions in respect of China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our shares could be adversely affected.

Recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the newly enacted Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock on U.S. stock exchanges, including the possibility that our securities can be delisted if the PCAOB cannot inspect or fully investigate our auditor.

On April 21, 2020, the SEC Chairman and PCAOB Chairman, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (1) apply minimum offering size requirement for companies primarily operating in “Restrictive Market,” (2) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (3) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the Company’s auditor.

On June 4, 2020, the U.S. President issued a memorandum ordering the President’s working group on financial markets to submit a report to the President within 60 days of the date of the memorandum that should include recommendations for actions that can be taken by the executive branch and by the SEC or PCAOB to enforce U.S. regulatory requirements on Chinese companies listed on U.S. stock exchanges and their audit firms. However, it remains unclear what further actions, if any, the U.S. executive branch, the SEC, and PCAOB will take to address the problem.

On August 6, 2020, the President’s working group released a report recommending that the SEC take steps to implement the five recommendations outlined in the report. In particular, to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate, the President’s working group recommended enhanced listing standards on U.S. stock exchanges. This would require, as a condition to initial and continued exchange listing, PCAOB access to the work papers of the principal audit firm for the audit of the listed company. Companies unable to satisfy this standard as a result of governmental restrictions on access to audit work papers and practices in their jurisdiction may satisfy this standard by providing a co-audit from an audit firm with comparable resources and experience where the PCAOB determines it has sufficient access to audit work papers and practices to conduct an appropriate inspection of the co-audit firm. The report permits the new listing standards to provide for a transition period until January 1, 2022, for listed companies, but would apply immediately to new listings once the necessary rulemakings and/or standard-setting are effective.

On August 10, 2020, the SEC announced that the SEC Chairman had directed the SEC staff to prepare proposals in response to the report of the President’s working group, and that the SEC was soliciting public comments and information with respect to the development of these proposals.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act, or the Act. The Act was approved by the U.S. House of Representatives on December 2, 2020. On December 18, 2020, the Act was signed into public law by the President of the United States. In essence, the Act requires the SEC to prohibit foreign companies from listing securities on U.S. securities exchanges if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act and on December 29, 2022 the Accelerating Holding Foreign Companies Accountable Act was enacted, which amended the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before our securities may be prohibited from trading or delisted.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by Mainland China and Hong Kong authorities in those jurisdictions. The PCAOB has made such designations as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

On August 26, 2022, the SEC issued a statement announcing that the PCAOB signed a SOP with the CSRC and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong, jointly agreeing on the need for a framework.

On December 15, 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in Mainland China and Hong Kong and voted to vacate the previous Determination Report to the contrary.

Michael T. Studer CPA P.C. issued the audit report for our Company for the years ended July 31, 2023 and 2022. Michael T. Studer CPA P.C. serves as an auditor of companies that are traded publicly in the United States and is a firm registered with the PCAOB, is subject to laws in the United States, pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Michael T. Studer CPA P.C. is headquartered in Freeport, New York and has been inspected by the PCAOB on a regular basis. On September 11, we dismissed Michael T. Studer CPA P.C. and engaged Bush & Associates CPA as the Company’s independent public accounting firm for the year ending July 31, 2024. Bush & Associates CPA, an independent registered public accounting firm, has its principal office in Henderson, Nevada and is subject to PCAOB inspections.

The PCAOB is continuing to demand complete access in Mainland China and Hong Kong moving forward and is already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCA Act if needed. If the PCAOB in the future again determines that it is unable to inspect and investigate completely auditors in Mainland China and Hong Kong, then the companies audited by those auditors would be subject to a trading prohibition on U.S. markets pursuant to the HFCA Act and/or the AHFCAA. And we cannot assure you that the NASDAQ Capital Market or regulatory authorities would not apply additional or more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

Increases in labor costs in Hong Kong and non-compliance with laws and regulations relating to employment and labor protection may adversely affect the business of Roshing and our results of operations.

The economy in Hong Kong has experienced increases in inflation and labor costs in recent years. As a result, average wages in Hong Kong are expected to continue to increase. We expect that Roshing’s labor costs, including wages and employee benefits, will continue to increase. Unless Roshing is able to control its labor costs or pass on these increased labor costs to its customers by increasing service fees, our financial condition and operating results may be adversely affected.

In addition, where Roshing employs any employees, it is required by Hong Kong laws and regulations to maintain various statutory employee benefits, including mandatory provident fund scheme and work-related injury insurance, to provide statutorily required paid sick leave, annual leave and maternity leave, and make severance payments or long service payments. See “Business of the Company - Regulations — Regulations Related to our Business Operation in Hong Kong — Regulations related to employment and labor protection” for details. The relevant government agencies may examine whether an employer has complied with such requirements, and those employers who fail to comply commit a criminal offence and may be subject to fines and/or imprisonment. For example, under the Employees’ Compensation Ordinance (Chapter 282 of the Laws of Hong Kong), an employer who fails to comply with the ordinance to secure an insurance cover commits an offence and is liable on conviction upon indictment to a maximum fine of HK$100,000 (approximately US$13,000) and imprisonment for two years. Under the Mandatory Provident Fund Schemes Ordinance (Chapter 485 of the Laws of Hong Kong), an employer who, without reasonable excuse, fails to enroll employees in an MPF scheme pursuant to the ordinance commits an offence and is liable on conviction to a fine of HK$350,000 (approximately US$45,000) and to imprisonment for three years. Therefore, failure to comply with applicable laws and regulations concerning employment and labor protection by Roshing may result in material and adverse effect on Roshing’s business, our financial condition and operating results. As of the date of this report, we believe that Roshing is in compliance with applicable Hong Kong laws and regulations concerning employment and labor protection in all material respects.

You may incur additional costs and procedural obstacles in effecting service of legal process, enforcing foreign judgments or bringing actions in Hong Kong against us or its management named in the report based on Hong Kong laws.

Currently, all of our operations are conducted outside the United States, and all of our assets are located outside the United States. Some of our directors and officers are Hong Kong nationals or residents. You may incur additional costs and procedural obstacles in effecting service of legal process, enforcing foreign judgments or bringing actions in Hong Kong against us or its management named in the report. If you want to enforce a judgment of the United States in Hong Kong, it must be a final judgment conclusive upon the merits of the claim, for a liquidated amount in a civil matter and not in respect of taxes, fines, penalties, or similar charges, the proceedings in which the judgment was obtained were not contrary to natural justice, and the enforcement of the judgment is not contrary to public policy of Hong Kong. Such a judgment must be for a fixed sum and must also come from a “competent” court as determined by the private international law rules applied by the Hong Kong courts.

While we believe that we and our subsidiaries are currently not required to obtain permissions or approvals from Mainland China authorities for our business operations and/or the listing and offering of our securities, and it is very unlikely that we or our subsidiaries will be required to do so in the future, we cannot assure you that we or our subsidiaries will be able to obtain all such permissions or approvals if they are nevertheless required.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006 and amended in 2009, requires an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

We are also aware that recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in mainland China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over mainland-China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, on July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over mainland-China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

On December 28, 2021, the CAC and other PRC authorities promulgated the Cybersecurity Review Measures, which took effect on February 15, 2022. In addition, the Cybersecurity Law, which was adopted by the Standing Committee of the National People’s Congress on November 7, 2016 and came into force on June 1, 2017, and the Cybersecurity Review Measures, provide that personal information and important data collected and generated by a critical information infrastructure operator, or the CIIO, in the course of its operations in Mainland China must be stored in Mainland China, and if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to national security review by the CAC together with competent departments of the State Council. In addition, for CIIOs that purchase network-related products and services, the CIIOs shall declare any network-related product or service that affects or may affect national security to the Office of Cybersecurity Review of the CAC for cybersecurity review. Due to the lack of further interpretations, the exact scope of what constitutes a “CIIO” remains unclear. Further, the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws. In addition, the Cybersecurity Review Measures stipulates that any online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As of the date of this report, we have not received any notice from any authorities identifying us as a CIIO or requiring us to undertake a cybersecurity review by the CAC. Further, as of the date of this report, we have not been subject to any penalties, fines, suspensions, investigations from any competent authorities for violation of the regulations or policies that have been issued by the CAC.

On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the Data Security Law, which took effect on September 1, 2021. The Data Security Law requires that data shall not be collected by theft or other illegal means, and it also provides for a data classification and hierarchical protection system. The data classification and hierarchical protection system protects data according to its importance in economic and social development, and the damages it may cause to national security, public interests, or the legitimate rights and interests of individuals and organizations if the data is falsified, damaged, disclosed, illegally obtained or illegally used, which protection system is expected to be built by the state for data security in the near future. On November 14, 2021, the CAC published the Regulations on the Data Security Administration Draft, or the Data Security Regulations Draft, to solicit public opinion and comments. Under the Data Security Regulations Draft, an overseas initial public offering to be conducted by a data processor processing the personal information of more than one million individuals shall apply for a cybersecurity review. Data processor means an individual or organization that independently makes decisions on the purpose and manner of processing in data processing activities, and data processing activities refers to activities such as the collection, retention, use, processing, transmission, provision, disclosure, or deletion of data. Currently we do not expect the Cybersecurity Review Measures to have an impact on the business and operations of our Hong Kong operating subsidiary, Roshing, or any offering, because (i) Roshing is incorporated and primarily operating in Hong Kong without any subsidiary or VIE structure in Mainland China; and (ii) as of the date of this report, Roshing has not been informed by any PRC governmental authority of any requirement that it file for a cybersecurity review for public offering. Based on laws and regulations currently in effect in the PRC as of the date of this report, we believe Roshing is not required to pass the cybersecurity review of the CAC in order to list our common stock in the U.S.

In addition, on December 24, 2021, the CSRC issued the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”), collectively, the Draft Rules Regarding Overseas Listings. The Draft Rules Regarding Overseas Listing aim to lay out the filing regulation arrangement for both direct and indirect overseas listing and clarify the determination criteria for indirect overseas listing in overseas markets. According to the Draft Rules Regarding Overseas Listings, among other things, after making initial applications with overseas stock markets for initial public offerings or listings, all Mainland-China-based companies shall file with the CSRC within three working days.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. Compared to the Draft Filing Measures, the Trial Measures further clarified and emphasized that the comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” shall comply with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: a) 50% or more of the issuer’s operating revenue, total profits, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year are accounted for by PRC domestic companies, and b) the main parts of the issuer’s business activities are conducted in Mainland China, or its main places of business are located in Mainland China, or the majority of senior managers in charge of its business operation and management are Chinese citizens or domiciled in mainland China. Furthermore, the Trial Measures and its supporting guidelines provide a negative list of types of issuers banned from listing overseas, the issuers’ obligation to comply with national security measures and the personal data protection laws, and certain other matters such as the requirements that an issuer (i) file with the CSRC within three business days after it submits an application for initial public offering to the competent overseas regulator;(ii) file subsequent reports with the CSRC on material events, including change of control and voluntary or forced delisting, after its overseas offering and listing; and (iii) file with the CSRC within three business days upon the completion of subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities.

As the Trial Measures are newly issued, there remains uncertainty as to how it will be interpreted or implemented. Therefore, we cannot assure you that when the Company is subject to such filing requirements, we will be able to get clearance from the CSRC in a timely manner, or at all, even though we believe that none of the situations that would clearly prohibit overseas listing and offering applies to us. Based on laws and regulations currently in effect in the PRC as of the date of this report, we believe we are not required to obtain regulatory approval from the CSRC or go through the filing procedures under the Trial Measures before our common stock can be listed or offered in the U.S because a) we do not, directly or indirectly, own or control any entity or subsidiary in Mainland China, and b) none of our business activities are conducted in Mainland China, and our main places of business are not located in Mainland China, and the majority of senior managers in charge of our business operation and management are Hong Kong citizens and domiciled in Hong Kong.

Since these proposed rules, statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer common stock, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations, and cause the common stock to significantly decline in value or become worthless.

In the opinion of our PRC counsel, Jiangsu Junjin Law Firm, as of the date of this report, on the basis that (i) we are a Nevada company and our only operating subsidiary, Roshing, is a Hong Kong company and is headquartered in Hong Kong, neither entity has operations in Mainland China; (ii) we do not, directly or indirectly, own or control any entity or subsidiary in Mainland China, nor are us controlled by any Mainland Chinese company or individual directly or indirectly; (iii) we currently do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a VIE structure with any entity in Mainland China; (iv) only a few of Roshing’s customers are Mainland China residents, which contributed 5.2% and 0.4% of our revenue for the years ended July 31, 2023 and 2024, respectively; (v) the majority of our senior managers in charge of the Company’s business operation and management are Hong Kong nationals and domiciled in Hong Kong; and (vi) all of Roshing’s employees are Hong Kong residents, we and our subsidiaries are not required to obtain any permissions or approvals from the Mainland China authorities for consummating any offering, including but not limited to the CSRC, to operate Roshing’s business or to list our securities on the U.S. exchanges and offer securities, including but not limited to issuing our common stock to foreign investors. We and our subsidiaries have not applied for, or been denied of any such permissions or approvals from the authorities of Mainland China. In addition, in the opinion of our PRC counsel, Jiangsu Junjin Law Firm, as of the date of this report, we are not subject to the cybersecurity review by the CAC over data security and future offering because we are a Nevada company and our only operating subsidiary is a Hong Kong company, and neither entity has operations in Mainland China.

Further, we expect that we and our subsidiaries’ operations will continue to be conducted in Hong Kong, as is the case as of the date of this report. Therefore, we believe that the chance that we and our subsidiaries will be required to obtain any permissions or approvals from the governmental authorities of Mainland China for our operations, or the listing of our securities on the U.S. exchanges and the offering of our securities in the future is very remote. If (i) we and our subsidiaries do not receive or maintain such permissions or approvals, should such approvals be required in the future by the PRC government, (ii) we and our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, our operations and financial condition could be materially adversely affected, and our ability to offer securities to investors could be significantly limited or completely hindered and the securities currently being offered may substantially decline in value and become worthless. Consequently, our operations and financial condition could be materially adversely affected, and our ability to offer securities to investors could be significantly limited or completely hindered and the securities currently being offered may substantially decline in value and become worthless.

Since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also highly uncertain what potential impact such modified or new laws and regulations will have on our daily business operations, its ability to accept foreign investments and the listing of our Ordinary Shares on a U.S. or other foreign exchanges. If there is significant change to current political arrangements between Mainland China and Hong Kong, the PRC government intervenes or influences operations of companies operated in Hong Kong like us, or exerts more control through change of laws and regulations over offerings conducted overseas and/or foreign investment in issuers like us, it may result in a material change in our operations and/or the value of the securities we are registering for sale or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our common stock to significantly decline or become worthless.

In addition, the SEC has issued statements primarily focused on companies with significant China-based operations. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with a VIE structure.

Risks Related to Taxation

Non-compliance with tax obligations may adversely affect our business and operation results.

On June 5, 2023, the United States Internal Revenue Service (“IRS”) issued a notice letter imposing penalties for failure to provide information concerning certain foreign-owned U.S. Corporations for the tax period ending July 31, 2021, totaling $25,000. We promptly submitted a request for penalty abatement within 30 days of receiving the notice, asserting that the late filing was not due to willful neglect. However, as of now, we have not received any final decision from the IRS regarding their intended course of action. The total amount due now stands at $26,426.55, inclusive of accrued interest and penalties calculated up to February 26, 2022. On April 25, 2024, the Company paid the total amount of $26,854.68 to IRS by check.

On March 11, 2024, the Company received a new notice letter with the IRS issued a notice imposing penalties for failure to file form 5471 under Internal Revenue Code Section 6038. The penalty amounts due by April 1, 2024, is $20,000. On April 22, 2024, the Company received another notice from IRS of the intent of levy the company’s property or rights to property for the Company’s failure to pay the penalty. The total penalty due now stands at $20,184.43, inclusive of accrued interest and penalties calculated up to April 22, 2024. On April 22, 2024, we promptly submitted a request for penalty abatement within 30 days of receiving the notice, asserting that the late filing was not due to willful neglect.

On May 10, 2024, the company paid USD 20,184.43 by check to IRS for the tax period ending July 31, 2023.

All late filings were due to two main factors: a) the impact of the epidemic, resulting in our failure to report in a timely manner and subsequent payment of fines. We have settled the fines, but we require details regarding the date, amount, and reasons for any new penalties arising from delayed tax payments. b) The change of ownership in August 2021 led to numerous unresolved matters, compounded by various obstacles encountered during the pandemic.

Up to May 10, 2024, we have successfully filed tax returns for the years 2020 to 2022 and have duly remitted the two fines along with accrued interest via check. The amount owed, encompassing principal and interest, was ascertained and settled upon the submission of the report. In our future operations, we will aim to pay taxes on time and as required. However, we cannot guarantee that the Company won’t make tax payment errors in the future, which could affect our operations.

A change in tax laws in any country in which we operate or loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries could adversely affect us.

Tax laws, treaties and regulations are highly complex and subject to interpretation. Consequently, we and our subsidiaries are subject to changing laws, treaties and regulations in and between the countries in which we operate. Our tax expense is based on our interpretation of the tax laws in effect at the time the expense was incurred. A change in tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our earnings.

In addition, if any tax authority successfully challenges positions we may take in tax filings, our operational structure, intercompany pricing policies, the taxable presence of our subsidiaries in certain countries or any other situation, or if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings could increase substantially and our earnings and cash flows from operations could be materially adversely affected.

Risks Related to Our Common Stock

Our common stock is currently quoted on the OTC Pink Market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the OTC Pink Market. The quotation of our shares on the OTC Pink Market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. When fewer shares of a security are being traded on the OTC Pink Market, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood that orders for shares of our common stock will be executed, and current prices may differ significantly from the price that was quoted at the time of entry of the order.

There can be no assurances that an active trading market may develop for our common stock, or if developed, be maintained.

Our common stock has traded on the OTC Pink Market since February 9, 2022. The average trading volume in our common stock has been historically low, with little or no trading at all on some days. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock. Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time. There can be no assurance that a more active market for the common stock will develop, or if one should develop, there is no assurance that it will be maintained. This severely limits the liquidity of our common stock and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered underwriter, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for shares of our common stock.

Our articles of incorporation allow for our board to create a new series of preferred stock without further approval by our Stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up 80,000 shares of Series A Preferred Stock and 20,000,000 shares of undesignated preferred stock. The Board of Directors has the authority, without stockholder approval, to amend the Company’s Articles of Incorporation to divide the class of undesignated Preferred Stock into series, and to determine the relative rights and preferences of the shares of each series, including (i) voting power, (ii) the rate of dividend, (iii) the price at which, and the terms and conditions on which, the shares may be redeemed, (iv) the amount payable upon the shares in the event of liquidation, (v) any sinking fund provision for the redemption or purchase of the shares, and (vi) the terms and conditions on which the shares may be converted to shares of another series or class, if the shares of any series are issued with the privilege of conversion, which could decrease the relative voting power of our common stock or result in dilution to our existing Stockholders.

On January 27, 2023, Tianci sold 80,000 shares of its Series A Preferred Stock to RQS Capital for $24,000 cash. On January 19, 2024, the Company issued 8,000,000 shares of its common stock to RQS Capital. The shares were issued upon RQS Capital’s exercise of its right to convert 80,000 shares of Tianci’s Series A Preferred Stock into 8,000,000 shares of common stock.

On April 24, 2024, Tianci sold 80,000 shares of Series B Preferred Stock to RQS Capital. The shares were sold for a cash payment of $80,000. Each share of Series B Preferred Stock may be converted by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate. As of the date of the report, none of the shares of Series B Preferred Stock have been converted, and RQS Capital does not intend to convert its shares of Series B Preferred Stock into shares of common stock at the date of the report; however, the shares of Series B Preferred Stock may be converted into shares of common stock at any time at the option of RQS Capital.

Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

The trading price of our common stock is likely to be volatile, which could result in substantial losses to investors.

The trading price of our common stock is likely to be volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, including the performance and fluctuation of the market prices of other companies with business operations located outside of the United States that have listed their securities in the United States. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for factors specific to our own operations, including the following:

•	variations in our revenues, earnings and cash flow;
•	announcements of new investments, acquisitions, strategic partnerships or joint ventures by us or our competitors;
•	announcements of new offerings, solutions and expansions by us or our competitors;
•	detrimental adverse publicity about us, our brand, our services or our industry;
•	additions or departures of key personnel; and
•	potential litigation or regulatory investigations.

Any of these factors may result in large and sudden changes in the volume and price at which our common stock will trade.

In the past, stockholders of public companies have often brought securities class action suits against those companies following periods of instability in the market price of their securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations and require us to incur significant expenses to defend the suit, which could harm our results of operations. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return them to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks.

The publication of any such commentary regarding us by a short seller may bring about a temporary, or possibly long term, decline in the market price of our common stock. No assurances can be made that we will not become a target of such commentary and declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers or otherwise.

The sale or availability for sale of substantial amounts of our common stock could adversely affect their market price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing stockholders may be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities. As of July 31, 2024 and the date of this report, we have 14,781,803 shares of common stock issued and outstanding. We cannot predict what effect, if any, market sales of securities held by our significant stockholders or any other stockholder or the availability of these securities for future sale will have on the market price of our common stock.

As we do not expect to pay dividends in the foreseeable future, you must rely on a price appreciation of our common stock for return on your investment.

We currently intend to retain most, if not all, of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

Our board of directors has complete discretion as to whether to distribute dividends. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in our common stock will likely depend entirely upon any future price appreciation of our common stock. There is no guarantee that our common stock will appreciate in value, or even maintain the price at which you purchased the common stock. You may not realize a return on your investment in our common stock and you may even lose your entire investment in our common stock.

Our CEO beneficially owns the majority of our outstanding stock and, accordingly, will have control over stockholder matters, the Company’s business and management.

Shufang Gao, the Chief Executive Officer of Tianci, through his 60% holding in RQS Capital, which has 61.89% of the voting power, together with common stock owned by himself, controls securities with 62.11% of the voting power in Tianci. As a result, Mr. Gao will have the ability to:

•	Elect or defeat the election of our directors;

•	Amend or prevent amendment of our articles of incorporation or bylaws;

•	Effect or prevent a merger, sale of assets or other corporate transaction; and

•	Affect the outcome of any other matter submitted to the Stockholders for vote.

Moreover, because of the significant ownership position held by Mr. Gao, new investors will not be able to effect a change in the Company’s business or management, and therefore, stockholders would be subject to decisions made by management and the majority stockholder.

In addition, Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our Stockholders from realizing a premium over our stock price.

The sale of securities by us in any equity or debt financing could result in dilution to our existing Stockholders.

Our Board of Directors is authorized to issue up to 100,000,000 shares of common stock, up to 80,000 shares of Series A Preferred stock, up to 80,000 shares of Series B Preferred stock, and up to 19,920,000 shares of undesignated preferred stock. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future and is not required to obtain stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction. In addition, our Articles of Incorporation provide that the Board can designate the voting rights, liquidation rights, dividend rights and other rights of holders of the preferred stock. The Board, therefore, could use the Preferred Stock to give an investor group disproportionate voting rights or priority over the common stock in the allocation of benefits from the operations of Roshing, including preferential dividends. The Board could also use the Preferred Stock to create a poison pill to prevent a takeover of Tianci that might be considered beneficial by the common stockholders.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing Stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our Stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to enhance our products and services, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in public or private equity, equity-linked or debt financing to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business could be adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity: Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program that is designed to protect the confidentiality, integrity, and availability of the Company’s data and systems. Our cybersecurity risk management program includes a cybersecurity incident response plan.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•	A risk assessment process designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•	A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•	The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•	Cybersecurity awareness training of our employees, incident response personnel, and senior management; and
•	A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

Additionally, the Company assesses and manages cybersecurity threats associated with its third party service providers’ information technology systems that could compromise the Company’s information security or data. Identified cybersecurity threats are communicated to management for review, response and mitigation as appropriate.

As of the date of this filing, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity: Governance

Our Board of Directors considers cybersecurity risk within the Board’s risk oversight function. The board of directors has charged management with responsibility for oversight of cybersecurity risks and incidents and any other risks and incidents relevant to the Company’s computerized information system controls and security. The Board and its Audit Committee oversee management’s implementation of our cybersecurity risk management program.

Our Corporate Controller reviews the efficacy of our cybersecurity program from time to time as circumstances make appropriate and annually in connection with the annual audit of the Company’s financial statements. Our Corporate Controller renders to the auditor a written report regarding IT general controls, including cybersecurity systems, risk assessment and monitoring practices. The auditor reviews the report in connection with its assessment of the Company’s internal controls over financial reporting, and advises Company management if the report reveals flaws in the Company’s internal controls. Copies of the Corporate Controller’s report are also given to the CEO/CFO and made available to members of the Board of Directors. Copies of the auditor’s report are delivered to the members of the Board of Directors, which reviews and is responsible to cause a remediation of any material inadequacies in the controls environment.

Our Corporate Controller reports to our CEO/CFO on matters of cybersecurity, and together they carry responsibility for our overall cybersecurity risk management program. Our CEO/CFO provides prompt reports to the Board regarding cybersecurity risks and incidents as they are revealed, as well as periodic reports, as appropriate, regarding the Company’s cybersecurity program.

Item 2. Properties

Our principal executive office is located at Unit B, 10/F., Ritz Plaza, No.122 Austin Road, Tsim Sha Tsui, Kowloon, Hong Kong, overing a total area of approximately 200 square feet. The premises are provided by a third-party pursuant to an office rental service agreement and the service term expires in September 2025. After that, we intend to renew the service term. The office meets the office space needs of all of our business segments.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Pink Market under the symbol “CIIT”. The quotations reported on the OTC Pink Market reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The Company’s common stock is thinly traded. The quoted bid and asked prices for the Common Stock vary significantly from week to week. An investor holding shares of the Company’s Common Stock may find it difficult to sell the shares and may find it impossible to sell more than a small number of shares at the quoted bid price.

(b) Shareholders

Our shareholders list contains the names of 132 stockholders of record of the Company’s Common Stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of July 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N.A.	7,000,000	(1)
Equity compensation plans not approved by security holders	0	N.A.	0
Total	0	N.A.	7,000,000

___________________________

(1)       In 2024 the Board of Directors adopted the 2024 Equity Incentive Plan. The Plan authorized the Board to issue up to 7,000,000 common shares during the ten year period of the Plan. The shares may be awarded to employees or directors of Tianci International, Inc. or its subsidiaries as well as to consultants to those entities. The shares may be awarded as outright grants or in the form of options, restricted stock, performance shares, deferred stock units or stock appreciation rights. 7,000,000 shares remain available for issuance under the plan.

(e) Sale of Unregistered Securities

The Company did not make any sale of unregistered securities during the 4th quarter of fiscal year 2023.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of fiscal year 2024.

Item 6. Climate – Related Disclosure

Not applicable.

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

RQS United is a holding company incorporated in the Republic of Seychelles. RQS United has no operations other than holding 90% of the outstanding share capital of its subsidiary, Roshing International Co., Limited, a company organized under the laws of Hong Kong (“Roshing”). Roshing was incorporated on June 22, 2011 and is primarily engaged in logistics solutions, including shipping operation management. We also generate a small portion of our revenue from our non-core businesses that we carry on through Roshing, including software development services, consulting services, and the sale of electronic parts.

Our primary line of business is global logistics. The Company, through its subsidiary, Roshing, provides global logistics services, encompassing booking and the transportation arrangement and related logistics solutions. Roshing’s customized logistics solutions are tailored to meet the diverse needs of its customers.

For the container shipping service, Roshing charters cargo space from shipping suppliers (such as shipowners, ship carrier or non-vessel operating common carriers) and then sub-charters that space to its customers (cargo owners or cargo agents). For the bulk goods shipping service, Roshing issues fixture notes to customers, and then arranges the booking of ships, and signs chartering contracts with suppliers (such as shipowners). Roshing also tailors the selection of transport options, and arranges to transport the goods from the port of loading to the port of destination, so as to complete the performance of the contract.

Roshing currently does not own or operate any transportation assets. By leveraging our senior management’s expertise in the global logistics industry and adopting an asset-light strategy at the early stage, Roshing has seen a significant growth in logistics revenue during year ended July 31, 2024. Shufang Gao, our Chief Executive Officer previously worked for a globally renowned shipping conglomerate, with over 20 years of management experience. His expertise spans shipping operation management, and logistics transportation. Leveraging this experience, he has provided the Company with the managerial framework to expand its global logistics business, as well as access to relevant customer and supplier resources in the shipping industry. Roshing’s business is primarily carried out in Hong Kong and other locations in the Asia-Pacific region, mainly in Japan, South Korea, Vietnam. Roshing’s logistics services also include the shipment of goods to African countries.

Roshing also generates revenue from the sale of electronic parts, and certain business and technical consulting services, independent from its global logistics business.

Key factors that affect operating results

Our performance of operations and financial conditions have been, and are expected to continue to be, affected by a number of factors which are set forth below.

Economic Conditions in Hong Kong. We are a Nevada company with operations conducted by our subsidiary Roshing, which is based in Hong Kong. Accordingly, if Hong Kong experiences any adverse economic, political or regulatory conditions due to events beyond our control, such as local economic downturn, natural disasters, contagious disease outbreaks, terrorist attacks, or if the government adopts regulations that place restrictions or burdens on us or on our industry in general, our business, financial condition, results of operations and prospects may be materially and adversely affected.

International Trade Environment. The demand for our shipping operation services is driven by the levels of international trade, which is in turn affected by global political, economic or social conditions. Any changes in a particular country’s trade policy could trigger retaliatory actions by affected countries, potentially eventually resulting in a trade war, which could increase the cost of goods and thus reduce customer demand for products if the parties have to pay tariffs which increase their prices or if trading partners limit their trade with the particular country. Our business is also susceptible to downturns and disruptions in the business activities of their direct customers that are beyond their control. If sales in a particular geographical market in which our direct customers target operate in decline, due to unstable regional and/or global political and economic conditions, such decline will likely lead to a corresponding plunge in the international trade volume which, in turn, could reduce the demand for freight forward and adversely affect our results of operations.

Our Ability to Source Cargo Space from Vendors on a Cost-Efficient Manner. A significant portion of our cost of revenue is the fee that we paid to our vendors. As a result, our results of operation depend on our ability to source vendors in a cost-efficient manner by obtaining a favorable price and effectively control the cost.

Results of Operations

For the year ended July 31, 2024 and 2023

	For the Year ended July 31,		Change	Change
	2024	2023	Amounts	Percentage
Revenues	$8,617,265	$452,409	$8,164,856	$1,805%
Cost of Revenues	7,562,086	456,494	7,105,592	1557%
Gross profit	1,055,179	(4,085)	1,059,264	(25931%	)
Selling and marketing	365,992	54,169	311,823	576%
General and administrative	520,884	285,740	235,144	82%
(Loss) from operations	168,303	(343,994)	512,297	(149%	)
Other (expense)	(22,077)	–	(22,077)	N/A
Provision for income taxes	35,906	12,095	23,811	197%
Net income (loss)	110,320	(356,089)	466,409	(131%	)
Less: net income (loss) attributable to non-controlling interest	55,870	(14,879)	70,749	(475%	)
Net income (loss) attributable to Tianci	$54,450	$(341,210)	$395,660	$(116%	)

Revenues

For the year ended July 31, 2024, our total revenue increased significantly to $8,617,265 from $452,409 for the year ended July 31, 2023. The increase was mainly attributable to the launch and growth of our global logistics service, which contributed 97% of our revenue in the year ended July 31, 2024.

The rest of our business lines represent a relatively small percentage of our revenue in 2024. We expect this trend to continue in the foreseeable future.

	For the Year Ended July 31,
	2024	2023
Global Logistics Service Revenue	$8,320,402	$–
Product Sales Revenue	103,382	294880
Other Service Revenues	193,481	157,529
Total	$8,617,265	$452,409

Cost of Revenues

Total cost of revenues increased from $456,494 to $7,562,086 for the year ended July 31, 2024. The increase was in line with the growth of our global logistics services.

The breakdown of our cost of revenues is summarized as follows:

	For the Year Ended July 31,
	2024	2023
Cost of Global Logistics Service	$7,432,806	$–
Cost of Product	87,088	227,660
Cost of Other Service	42,192	228,834
Total	$7,562,086	$456,494

Our cost of revenues from global logistics services represented 98% of total cost of revenues for the year ended July 31, 2024. Cost of global logistics services primarily include the cargo space charged by direct ocean carriers, fees charged by freight forwarders, fees charged for ancillary logistics services, and compensation expenses we paid to our logistics employees.

Gross Profit

Our gross profits and gross margin of each business line are summarized as follows:

	For the Year Ended July 31,
	2024	2023
Global Logistics Service
Gross Profit	$887,596	$–
Gross Profit Margin	10.67%	–
Hardware Product Sales
Gross Profit	$16,294	$67,220
Gross Profit Margin	15.76%	22.8%
Other Services
Gross Profit	$151,289	$-71,305
Gross Profit Margin	78.19%	-45.26%
Total
Gross Profit	$1,055,179	$-4,085
Gross Profit Margin	12.24%	-0.9%

Our total gross profit increased by $1,059,264 to $1,055,179 for the year ended July 31, 2024. The increase in gross profit was primarily attribute to the launch and growth of our global logistics service, as discussed above. For the year ended July 31, 2024, our total gross profit margin was 12.24%, an increase from gross loss of 0.9% for the year ended July 31, 2023. Our gross margin from our dominant business line global logistics service was10.67% for the year ended July 31, 2024. We anticipate that the gross margin realized from logistics services is likely to increase in the future as demand picks up post-pandemic with relatively stable global logistics supply.

Operating Expenses

As our business grew, there was a significant increase in our total operating expenses, which were $886,876 for the year ended July 31, 2024 as compared to $339,909 for the year ended July 31, 2023. Our operating expenses primarily include payroll expenses, commissions, advertising, rent and professional fees relating to our obligations as a public company. The increase was mainly due to the increased commission expenses we paid to agents for referring global logistics customers, and professional fees in relation to our proposed public offering.

Income tax expense

Our income tax expense amounted to $35,906 for the year ended July 31, 2024 as compared to $12,095 for the year ended July 31, 2023. The change was due to the increase in revenue generated during the period.

Net income (loss)

Total net income was $110,320 for the year ended July 31, 2024. As the Company owns only 90% shares of its operating subsidiary, Roshing, 10% of net income generated by Roshing was attributed to the minority interest. As a result, the net income for the year ended July 31, 2024 attributable to the shareholders of the Company was $54,450. In comparison, during the year ended July 31, 2023, the Company incurred a net loss of $341,210. We believe our pivot to the logistics market gives our shareholders an opportunity to benefit from the opportunity presented by this market as the global economy recovers from the pandemic.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. As of July 31, 2024, we had working capital of $788,354, as our cash amounted to $413,129, our current assets were $910,305 and our current liabilities were $121,951. To date, we have financed our operations primarily through capital contributions and advances from shareholders, as well as private investors. At July 31, 2024 we owed $2,271 to our related parties (See Note 4 to the financial statements).

We believe that our liquidity and working capital will be sufficient to sustain our business operation for the next twelve months. We may, however, need additional cash resources in the future if there are changes in business conditions or other developments or if the company finds and wishes to pursue opportunities for investment, acquisition, capital expenditure, or similar actions.

We started providing logistics services during the quarter ended October 31, 2023. Although the business grew rapidly this year, we may require significant capital expenditure in order to obtain additional market share. If we determined that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We cannot assure you that financing will be in place or on terms acceptable to us, if at all.

The following table summarizes the key components of our cash flows for the years ended July 31, 2024 and 2023.

	For the year ended July 31
	2024	2023
Net cash provided by operating activities	$112,740	$324,581
Net cash used in investing activities	–	–
Net cash provided by (used in) financing activities	44,047	(89,476)
Net change in cash and restricted cash	$156,787	$235,105

Operating activities

Net cash of $112,740 provided by operating activities for the year ended July 31, 2024 was primarily the result of net income of $110,320. A $35,906 increase in income taxes payable and $21,498 increase in accrued liabilities were offset by an noncash item, $24,953 of debt forgiven by a related party, and a decrease of $29,070 in our advances from customers account.

Despite our net loss of $356,089 for the year ended July 31, 2023, net cash was provided by operating activities, primarily because our accounts receivable balance decreased by $737,663 during the period, as we made efforts on the collection process. The decrease was offset by a decrease of $447,292 in our accounts payable balance as we used the accounts payable proceeds to settle our liabilities to our vendors. In addition, our operating loss of $356,089 included $210,000 in stock compensation, a noncash expense.

Investing activities

The company had no investing activities during the year ended July 31, 2024 and 2023.

Financing activities

Net cash provided by financing activities for the year ended July 31, 2024 was $44,047, as the proceeds of $513,213 that we received from a private placement offering was partially offset by the $495,356 in fees that we paid to various service providers in anticipation of a public offering of stock.

Net cash used in financing activities for the year ended July 31, 2023 was $89,476, which was primarily attributable to our repayment of a working capital advance by a related party in the amount of $341,885. This cash outflow was partially offset by $31,490 in working capital advance from related parties, $84,503 in operating expenses that were paid directly by shareholders, the payments of Shenzhen China rent by related parties amounting to $16,580, the receipt of a subscription receivable of $50,000, and a capital contribution of $65,650.

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

In connection with the preparation of our financial statements for the year ended July 31, 2024, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued. The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets,

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-1	Report of Independent Registered Public Accounting Firm (PCAOB ID#6797)

F-2	Report of Independent Registered Public Accounting Firm (PCAOB ID#822)

F-3	Consolidated Balance Sheets as of July 31, 2024 and 2023

F-4	Consolidated Statements of Operations for the Years Ended July 31, 2024 and 2023

F-5	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended July 31, 2024 and 2023

F-6	Consolidated Statements of Cash Flows for the Years Ended July 31, 2024 and 2023

F-7 to F-24	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Tianci International, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Tianci International, Inc. (the “Company”) as of July 31, 2024 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Tianci International, Inc. as of July 31, 2024 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

CRITICAL AUDIT MATTERS

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

October 22, 2024

PCAOB ID Number 6797

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tianci International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tianci International, Inc. (the “Company”) as of July 31, 2023 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Tianci International, Inc. as of July 31, 2023 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements as of July 31, 2023 and for the year ended July 31, 2023 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s then financial situation raised substantial doubt about its ability to continue as a going concern. Management’s then plans in regard to this matter are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN UNITED STATES DOLLARS)

	July 31,	July 31,
	2024	2023

ASSETS
Current assets:
Cash	$413,129	$256,342
Accounts receivable	–	–
Prepaid expense	1,820	1,750
Deferred offering costs	495,356	–
Due from related party	–	54,134
Total current assets	910,305	312,226

Other assets:
Lease security deposit	1,656	1,542
Right-of-use asset	–	6,436
Total non-current assets	1,656	7,978

TOTAL ASSETS	$911,961	$320,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$779
Income taxes payable	62,204	26,298
Due to related parties	2,271	276,077
Lease liability - current	–	4,368
Advances from customers	–	29,070
Accrued liabilities and other payables	57,476	260,176
Total current liabilities	121,951	596,768

Lease liability - noncurrent	–	2,068

Total liabilities	121,951	598,836

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; 0 and 80,000 shares issued and outstanding as of July 31, 2024 and 2023, respectively	–	8
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 and 0 shares issued and outstanding as of July 31, 2024 and 2023, respectively	8	–
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,781,803 and 5,903,481 shares issued and outstanding as of July 31, 2024 and 2023, respectively	1,478	590
Additional paid-in capital	962,416	4,982
Accumulated deficit	(222,071)	(276,521)
Total stockholders’ equity (deficit) attributable to TIANCI INTERNATIONAL, INC.	741,831	(270,941)
Non-controlling interest	48,179	(7,691)

Total stockholders’ equity (deficit)	790,010	(278,632)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$911,961	$320,204

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the year ended July 31,
	2024	2023

OPERATING REVENUES
Global logistics services	$8,320,402	$–
Other revenue	296,863	452,409
Total Operating Revenues	8,617,265	452,409

COST OF REVENUES
Global logistics services	7,432,806	–
Other revenue	129,280	456,494
Total Cost of Revenues	7,562,086	456,494

Gross profit (loss)	1,055,179	(4,085)

Operating expenses:
Selling and marketing	365,992	54,169
General and administrative	520,884	285,740
Total operating expenses	886,876	339,909

Income (loss) from operations	168,303	(343,994)

Other (expense) net	(22,077)	–

Income (loss) before provision for income taxes	146,226	(343,994)
Provision for income taxes	35,906	12,095

Net income (loss)	110,320	(356,089)
Less: net income (loss) attributable to non-controlling interest	55,870	(14,879)

Net income (loss) attributable to TIANCI INTERNATIONAL, INC.	$54,450	$(341,210)

Weighted average number of common shares*
Basic and diluted	10,560,950	3,314,621

Income (loss) per common share attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$0.01	$(0.10)

Weighted average number of preferred shares A*
Basic and diluted	37,260	40,659

Income (loss) per preferred share A attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$1.46	$(8.39)

Weighted average number of preferred shares B*
Basic and diluted	21,319	–

Income (loss) per preferred share B attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$2.55	$–

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2024 AND 2023 (EXPRESSED IN UNITED STATES DOLLARS)

	Series A Preferred Stock	Series A Preferred Stock amount*	Series B Preferred Stock	Series B Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total

Balance at July 31, 2022	–	$–	–	$–	1,500,000	$150	$(50,000)	$82,732	$64,689	$7,188	$104,759
RQS United Subscription receivable	–	–	–	–	–	–	50,000	–	–	–	50,000
Capital contribution	–	–	–	–	–	–	–	65,650	–	–	65,650
Payments of Shenzhen China rent by related parties (Note 3)	–	–	–	–	–	–	–	16,580	–	–	16,580
Stock compensation issued	–	–	–	–	700,000	70	–	209,930	–	–	210,000
Reverse merger adjustment	80,000	8	–	–	3,703,481	370	–	(369,910)	–	–	(369,532)
Net loss	–	–	–	–	–	–	–	–	(341,210)	(14,879)	(356,089)
Balance at July 31, 2023	80,000	$8	–	$–	5,903,481	$590	$–	$4,982	$(276,521)	$(7,691)	$(278,632)
Conversion of liabilities to common stock	–	–	–	–	445,109	44	–	445,065	–	–	445,109
Conversion of preferred stock to common stock	(80,000)	(8)	–	–	8,000,000	800	–	(792)	–	–	–
Common stock private offering	–	–	–	–	433,213	44	–	433,169	–	–	433,213
Preferred stock private offering	–	–	80,000	8	–	–	–	79,992	–	–	80,000
Net income	–	–	–	–	–	–	–	–	54,450	55,870	110,320
Balance at July 31, 2024	–	$–	80,000	$8	14,781,803	$1,478	$–	$962,416	$(222,071)	$48,179	$790,010

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the year ended July 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$110,320	$(356,089)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax benefit	–	–
Stock compensation issued	–	210,000
Amortization of operating lease right-of-use asset	356	–
Debt forgave by related party	(24,953)	–
Change in operating assets and liabilities:
Accounts receivable	–	737,663
Prepaid expense	(70)	1,397
Lease security deposit	(114)	–
Advances from customers	(29,070)	29,070
Accounts payable	(777)	(447,292)
Income taxes payable	35,906	12,096
Operating lease liabilities	(356)	–
Accrued liabilities and other payables	21,498	137,736
Net cash provided by operating activities	112,740	324,581

Cash flows from financing activities:
Cash received in connection with reverse acquisition	–	4,186
Proceeds received from private offerings	513,213	–
Subscription receivable collected	–	50,000
Capital contribution received	–	65,650
Working capital advance from related party	54,134	31,490
Repayment of working capital advance from related party	(28,083)	(341,885)
Operating expenses directly paid by shareholders	139	84,503
Payments of Shenzhen China rent by related parties	–	16,580
Deferred offering costs incurred	(495,356)	–
Net cash (used in) provided by financing activities	44,047	(89,476)

Net increase in cash	156,787	235,105
Cash, beginning	256,342	21,237
Cash, ending	$413,129	$256,342

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-Cash Activities:
Initial recognition of right-of-use assets and lease liabilities	$–	$6,436
Early termination of right-of-use assets and lease liabilities	$6,080	$–
Conversion of liabilities to common stock	$445,109	$–
Conversion of preferred stock to common stock	$800	$–
Noncash assets (liabilities) received in connection with reverse acquisition:
Prepaid expense and other current assets	$–	$3,250
Accounts payable	–	(3,127)
Due to related parties	–	(253,041)
Accrued liabilities and other payables	–	(120,800)
Net	$–	$(373,718)

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

For the years ended July 31, 2024 and 2023

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

On June 13, 2012, Freedom Petroleum Inc. was incorporated under the laws of the State of Nevada. In May 2015, Freedom Petroleum changed its name to Steampunk Wizards, Inc.; and on November 9, 2016, Steampunk Wizards changed its name to Tianci International, Inc. The Company is a holding company. As of July 31, 2024, the Company had one operating subsidiary, Roshing International Co., Limited (“Roshing”). The Company owns 90% of the capital stock of Roshing through RQS United, a wholly-owned subsidiary. The Company’s fiscal year end is July 31.

On February 13, 2023, the Company incorporated a wholly owned subsidiary, Tianci Group Holding Limited, in the Republic of Seychelles.

Reorganization

On March 3, 2023 the Company entered into a Share Exchange Agreement with RQS United Group Limited (“RQS United”) and RQS Capital Limited (“RQS Capital”), which was the sole shareholder of RQS United (the “Exchange Agreement”). RQS United owns 90% of the equity in Roshing International Co., Limited (“Roshing”), which is engaged in the business of providing global logistics services including ocean freight forwarding and related logistics solutions, distributing electronic components and providing software services. Pursuant to the Exchange Agreement, on March 6, 2023 RQS Capital transferred all of the issued and outstanding capital stock of RQS United to the Company, and the Company issued to RQS Capital 1,500,000 shares of our common stock and paid a cash price of $350,000 (the “Share Exchange”). Pursuant to the Exchange Agreement, the Company also issued a total of 700,000 shares of our common stock to nine employees or affiliates of Roshing to induce continued services to Roshing.

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

RQS United is a holding company incorporated on November 4, 2022 in the Republic of Seychelles. RQS United has no substantive operations other than holding 90% of the outstanding share capital of its subsidiary, Roshing, which was incorporated on June 22, 2011 in Hong Kong, is principally engaged in global logistics services. Less than 4% of its revenue for the nine months ended July 31, 2024 was derived from other business lines: sales of electronic device hardware components, development of logistics software and websites, technical consulting, and software maintenance. Roshing’s business is primarily carried out in Hong Kong.

Going Concern Uncertainty

The accompanying consolidated Financial Statements have been prepared applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of July 31, 2023, the Company had cash of $256,342 and a working capital deficit of $284,542. For the year ended July 31, 2023, the Company had total operating revenues of $452,409 and a net loss of $356,089. These factors among others raised substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time as of October 20, 2023, the issuance date of the July 31, 2023 Financial Statements. As of October 20, 2023, Management plans were to seek debt and/or equity financing to operate until such time as the Company has established sufficient ongoing revenues to cover its costs. The July 31, 2023 financial statements did not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of July 31, 2024, the Company had cash of $413,129 and positive working capital of $788,354. For the year ended July 31, 2024, the Company had total operating revenues of $8,617,265 and net income of $110,320. For these reasons, the Company believes that the going concern uncertainty has been alleviated as of July 31, 2024.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

For the years ended July 31, 2024 and 2023

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

Accounts receivable, net

Accounts receivable include trade accounts due from customers which are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of July 31, 2024 and 2023, no allowance for doubtful accounts was deemed necessary.

Fair Value Measurements

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

For the years ended July 31, 2024 and 2023

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

For the years ended July 31, 2024 and 2023

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

For the years ended July 31, 2024 and 2023

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

Advertising costs

Advertising costs amounted to $0 and $192 for the year ended July 31, 2024 and 2023, respectively. Advertising costs are expensed as incurred and included in selling and marketing expenses.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

For the years ended July 31, 2024 and 2023

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

For the years ended July 31, 2024 and 2023

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

During the year ended July 31, 2024, the Company incurred a IRS penalty amount of $47,030 for failure to update certain foreign owned information schedules in a timely manner. The penalty is included in other expense in the statements of operations for the year ended July 31, 2024.

The Hong Kong tax returns filed for 2017 and subsequent years are subject to examination by the applicable tax authorities.

The US tax returns filed for 2021 and subsequent years are subject to examination by the applicable tax authorities.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of July 31, 2024 and 2023, there were 8,000,000 and 8,000,000 dilutive shares outstanding related to the convertible Series B Preferred Stock (at July 31, 2024) and convertible Series A Preferred Stock (at July 31, 2023) (see Note 5), respectively. Each share of Series B and Series A Preferred Stock is and was convertible by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

For the years ended July 31, 2024 and 2023

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

For the years ended July 31, 2024 and 2023

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

As of July 31, 2024, deferred offering costs relating to the public offering consist of:

Cash advance to Prime	$100,000
Attorney fees	350,356
Accountant fees	45,000
Total	$495,356

Upon closing of the public offering, the deferred offering costs will be offset against the proceeds from the public offering and included as part of the total public offering stock issuance costs.

NOTE 4 – RELATED PARTIES BALANCES AND TRANSACTIONS

Due from related party consists of:

Due from related party represents a receivable of $54,134 from RQS Capital at July 31, 2023. The receivable, which was non-interest bearing and due on demand, was collected by the Company in December 2023.

Due to related parties consists of:

		Transaction	July 31,	July 31,
Name	Relationship	Nature	2024	2023
Zhigang Pei*	Former Chairman of the Board	Working capital advances and operating expenses paid on behalf of the Company	$–	$220,909
RQS Capital	61.89% shareholder	Company cash collection due to RQS Capital	2,271	2,132
Ying Deng**	RQS Capital’s 30% owner and Roshing’s 10% owner	Working capital advances and operating expenses paid on behalf of the Company	–	53,036

TOTAL			$2,271	$276,077

*	$220,909 of this liability was converted to 220,909 shares of common stock on January 19, 2024.

**	$24,953 of this liability was forgiven in November 2023.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

For the years ended July 31, 2024 and 2023

These liabilities are unsecured, non-interest bearing, and due on demand.

Employment agreements with officers and director retainer agreements

Tianci currently maintains two employment agreements and seven director retainer agreements with its officers and directors. The agreements have terms of 3 years and each provide for monthly compensation in amounts ranging from $1,300 per month to $3,800 per month.

For the years ended July 31, 2024 and 2023, the Company incurred management compensation expenses of $232,800 and $120,000, respectively. These amounts are included in “general and administrative expenses” in the accompanying consolidated statements of operations.

Office space sharing agreement with related parties

On August 28, 2021, Roshing entered into an office space sharing agreement with Shufang Gao, 60% owner of RQS Capital, and Ying Deng, 30% owner of RQS Capital, for office space in Shenzhen, China. The agreement provided for Gao and Deng, sub lessees under a separate office space sharing agreement relating to the use of the premises from August 28, 2021, to August 31, 2024, to pay monthly rent to the lessee ranging from RMB 12,320 (approximately $1,726) to RMB 13,583 (approximately $1,903) on behalf of Roshing. The rent expenses paid by Gao and Deng were billed directly to Gao and Deng by the Lessee and the sublease is between Gao and Deng and the Lessee. The Company has no obligation, directly or indirectly, to reimburse or otherwise compensate Gao and Deng for paying these expenses. For the year ended July 31, 2024 and 2023, the Company has accounted for this agreement by charging general and administrative expenses for $0 and $16,580, respectively, and crediting additional paid-in capital for $0 and $16,580, respectively. The office sharing agreement was terminated on May 31, 2023 when Roshing moved all of its operations to its office in Hong Kong.

NOTE 5 – STOCKHOLDERS EQUITY

On January 26, 2023 the Company filed with the Nevada Secretary of State a Certificate of Amendment of Articles of Incorporation (the “Amendment”). The Amendment amended Article 3 of the Company’s Articles of Incorporation to provide that the authorized capital stock of the Company will be 120,080,000 shares of capital stock consisting of 100,000,000 shares of common stock, $0.0001 par value, 80,000 shares of Series A Preferred Stock, $0.0001 par value, and 20,000,000 shares of undesignated preferred stock, $0.0001 par value. As of July 31, 2024, 80,000 shares of Undesignated Preferred Stock have been established and designated as Series B Preferred stock.

The following table sets forth information, as of July 31, 2024, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

		July 31, 2024
Class	Shares Authorized	Shares Outstanding
Common Stock, $.0001 par value	100,000,000	14,781,803
Series A Preferred Stock, $.0001 par value	80,000	–
Series B Preferred Stock, $.0001 par value	80,000	80,000
Undesignated Preferred Stock, $.0001 par value	19,920,000	–

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

For the years ended July 31, 2024 and 2023

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

For the years ended July 31, 2024 and 2023

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

Hong Kong

Roshing is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 8.25% in Hong Kong. Hong Kong income tax expenses (benefit) for the year ended July 31, 2024 and 2023 amounted to $35,906 and $12,095, respectively.

For the year ended July 31, 2024, the income before provision for income taxes of $110,320, consisted of United States source loss of $(448,384) and Hong Kong source income of $558,704. For the year ended July 31, 2023, the loss before provision for income taxes of $(343,994), consisted of United States source loss of $(207,297) and Hong Kong source loss of $(136,697).

Significant components of the provision for income taxes are as follows:

	For the year ended
	July 31, 2024	July 31, 2023

Current Hong Kong	$22,023	$12,095
Deferred Hong Kong	–	–
Provision for income taxes	$22,023	$12,095

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

For the years ended July 31, 2024 and 2023

The following table reconciles the Hong Kong statutory rates to the Company’s Hong Kong effective tax rate:

	For the year ended July 31, 2024		For the year ended July 31, 2023

Hong Kong statutory income tax rate	8.25%		16.50%
Non deductible stock compensation	–		(25.30%	)
Prior year over-accrual of provision for income taxes	(2.21%	)	–
Effective tax rate	6.04%		(8.80%	)

For United States income tax purposes, Tianci has a net operating loss carryforward of approximately $1,416,000 at July 31, 2024. Management has not determined that it is more likely than not that this carryforward will be realized and thus the Company maintained a 100% valuation allowance for the deferred tax asset relating to the United States net operating loss carryforward. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of July 31, 2024 and 2023, the Company did not have any significant unrecognized uncertain tax positions.

As of July 31, 2024, tax years 2021 and forward generally remain open for examination for United States Federal and State tax purposes and tax years 2017 and forward generally remain open for examination for Hong Kong tax purposes.

NOTE 7 — CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash held in banks. The cash balance in each financial institution in the United States is insured by the FDIC up to $250,000. As of July 31, 2024, no United States account balance exceeded $250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately US$64,000) if the bank with which an individual/company holds its eligible deposit fails. As of July 31, 2024, a cash balance of $386,936 was maintained at a financial institution in Hong Kong of which approximately $323,000 was subject to credit risk. Management believes that the financial institution is of high credit quality and continually monitors its credit worthiness.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

For the years ended July 31, 2024 and 2023

Customer concentration risk

For the year ended July 31, 2024, three customers accounted for 48%, 25%, and 11% of the Company’s total revenues.

For the year ended July 31, 2023, two customers accounted for 40.9% and 11.5% of the Company’s total revenues.

As of July 31, 2024 and 2023, no customer accounted for over 10% of the Company’s total accounts receivable.

Vendor concentration risk

For the year ended July 31, 2024, two vendors accounted for 53.5% and 22.2% of the Company’s total purchases. For the year ended July 31, 2023, two vendors accounted for 76% and 16% of the Company’s total purchases. As of July 31, 2024 and 2023, no vendor accounted for over 10% of the Company’s total accounts payable.

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

Rent expenses were $10,637 and $26,159 for the year ended July 31, 2024 and 2023, respectively.

Contingencies

From time to time, the Company may be a party to legal proceedings, as well as certain asserted and un-asserted claims. The Company was not involved in any material legal proceedings nor asserted claims as of July 31, 2024.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

For the years ended July 31, 2024 and 2023

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

Disaggregated information of revenues by business lines are as follows:

	For the year ended
	July 31,
	2024	2023

Electronic Device Hardware Components Sales	$103,382	$294,880
Software and Website Development Services	19,230	10,000
Technical Consulting and Training Services	–	14,470
Software Maintenance and Business Promotion Services	29,276	86,776
Business Consulting Services	144,975	46,283
Global Logistics Services	8,320,402	–
Total revenues	$8,617,265	$452,409

Disaggregated information of revenues by regions are as follows:

	For the year ended
	July 31,
	2024	2023

Hong Kong	$6,637,414	$395,633
Vietnam	953,251	–
Japan	1,025,350	–
Singapore	1,250	56,776
Total revenues	$8,617,265	$452,409

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

For the years ended July 31, 2024 and 2023

NOTE 10 — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Unaudited)

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

PARENT COMPANY BALANCE SHEET

	July 31,	July 31,
	2024	2023

ASSETS
Cash	$14,621	$66,553
Prepaid expense	1,820	1,750
Receivable from subsidiaries	–	29,487
Investment in subsidiaries	781,661	95,889
Total Assets	$798,102	$193,679

LIABILITIES
Accounts payable and other accrued liabilities	$54,000	$241,579
Payable to subsidiaries	312,416	–
Due to related parties	2,271	223,041
Total liabilities	56,271	464,620

Stockholders’ equity
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; 0 and 80,000 shares issued and outstanding as of July 31, 2024 and 2023, respectively	–	8
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 and 0 shares issued and outstanding as of July 31, 2024 and 2023, respectively	8	–
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,781,803 and 5,903,481 shares issued and outstanding as of July 31, 2024 and 2023, respectively	1,478	590
Additional paid-in capital	962,416	4,982
Accumulated deficit	(222,071)	(276,521)
Total stockholders’ equity	741,831	(270,941)

Total Liabilities and Stockholders’ Equity	$798,102	$193,679

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

For the years ended July 31, 2024 and 2023

PARENT COMPANY STATEMENT OF OPERATIONS

	For the year ended July 31,
	2024	2023

EXPENSE:
General and administrative	$(401,354)	$(207,297)

OTHER INCOME (EXPENSE)
Gain (loss) from investment in subsidiaries	502,834	(133,913)
Other (expense) net	(47,030)	–
Total other income	455,804	(133,913)

Net income (loss)	$54,450	$(341,210)

PARENT COMPANY STATEMENT OF CASH FLOWS

	For the year ended July 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$54,450	$(341,210)
Adjustments to reconcile net income to net cash provided by operating activities:
Share of (gain) loss from investment in subsidiaries	(502,834)	133,913
Change in operating assets and liabilities:
Prepaid expense and other assets	(70)	1,500
Accounts payable and other accrued liabilities	36,623	117,651
Net cash (used in) operating activities	(411,831)	(88,146)

Cash flows from financing activities:
Proceeds received from private offerings	513,213	–
Operating expenses directly paid for subsidiary	–	(29,487)
Repayment working capital advance from related party	–	(30,000)
Working capital advance from related party	342,042	–
Capital contribution received	–	210,000
Deferred offering costs incurred	(495,356)	–
Net cash provided by financing activities	359,899	150,513

Net (decrease) increase in cash and cash equivalents	(51,932)	62,367
Cash and cash equivalents at beginning	66,553	4,186
Cash and cash equivalents at ending	$14,621	$66,553

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

For the years ended July 31, 2024 and 2023

NOTE 11 — SUBSEQUENT EVENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO/CFO of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in “Management’s Report on Internal Control over Financial Reporting,” our management, including our CEO/CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

Changes in Internal Controls.

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Tianci International, Inc.’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect Tianci International, Inc.’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of July 31, 2024 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting. These material weaknesses consisted of:

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

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of July 31, 2024.

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

Item 9B. Other Information

Trading Arrangements. During the quarter ended July 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names of our current officers, directors and key employees, as well as certain information about them, are set forth below:

Name	Age	Position with Tianci	Director Since
Shufang Gao	55	Director, Chief Executive Officer	2021
Wei Fang	52	Director, Chief Financial Officer	2021
Ying Deng	41	Director, Vice President	2023
Yee Man Yung	31	Director	2021
Fan Liu	45	Director	2021
Juan Chang	45	Director	2024
Guilin Zhang	67	Director	2024

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

Ying Deng has over fifteen years of experience in corporate finance, asset management and banking. Ms. Deng became Vice President of Tianci and was appointed to Tianci’s Board in January 2023. She has been employed by RQS Capital Limited since September 2022 as a Director responsible for business development and financial planning. Since July 2017 Ms. Deng has been employed as Director and Chief Executive Officer by Shenzhen Dandelion Club Investment Development Co., Ltd., where she is responsible for project due diligence and investment management. Since June 2011 Ms. Deng has been employed as a Director byRoshing International Co., Limited, where she is responsible for strategic planning and daily operations. In 2020 Ms. Deng was awarded a Masters Degree in Business Administration by Nankai University. She earned a Bachelor’s Degree from Jinan University in 2006. Ms. Deng brings to the Board her extensive experience in business administration.

Yee Man Yung has more than 5 years of experience as a human resources manager for both Hong Kong and NASDAQ listed companies. She also has two years’ experience as an assistant to board members. Ms. Yung joined Tianci on 26 August, 2021 as a member of our Board. Since 2020 she has served as Human Resources Manager for Link-Asia International Med-Tech Group Limited. Form 2018 to 2019 Ms. Yung was employed as Account Manager by Tiger Brokers (HK) Global Limited. Ms. Yung earned a Master’s degree in Corporate Communication from University of Leeds in 2017. Ms. Yung is currently pursuing an MBA Degree at the University of South Australia. Ms. Yung brings to the Board her human resources and public company experience.

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

Juan Chang joined Tianci in January 2024 as an independent director. She has over 20 years of expertise in financial management and corporate leadership. From 2003 to 2009, Ms. Chang served as a settlement supervisor and financial manager at Suning.com, a Shenzhen Company, overseeing supplier accounts, accounts receivable and taking management duty. Since 2010, she held the position of Deputy General Manager and Chief Financial Officer at Suning Easy Buy Limited in Hong Kong, where her responsibilities included achieving the Company’s business performance, financial management and risk control, asset management, financial statement issuance, and annual audit. In 2021 to 2023, she acted as the Director of Suning Financial Limited in Hong Kong, overseeing daily management and internal control supervision of the Hong Kong Suning Financial MSO license business. Since June 2023, Ms. Chang has been serving as the Financial Director of Suning.com South Region, responsible for financial management and supervision of companies in Guangzhou, Shenzhen, Wuhan, Haikou, Nanning, Zhongshan, and Hong Kong. Ms.Juan Chang obtained her Bachelor of Management degree from Xi’an University of Finance and Economics in July 2003. In 2013 to 2015, She pursued further education, completing an MBA from the Chinese University of Hong Kong.

Guilin Zhang has a strong background in the maritime and shipping industries, with over 30 years of experience. Mr. Zhang recently joined Tianci in January 2024 as an independent director of our Board. His career started at Singapore IMC Shipping, where he worked as a Senior Executive in the Fleet Management Department from 1994 to 1997. Later, he became the General Manager of China Region at Wah Shun Shipping Co., Ltd. and Best Power Holdings (HK) Limited, overseeing ship chartering and iron ore trading until 2002. He then held key roles as Vice President at North China Shipping Holdings Ltd. and General Manager at Continental Minerals Co., Ltd. until 2011. From 2012 to 2023, he ventured into entrepreneurship, establishing Guochuang International Holdings Co., Ltd. and GC Resources Co., Ltd., where he now serves as Executive Director and CEO. Throughout his career, Mr. Zhang has shown exceptional expertise in fleet management, trading, and strategic development, making him an excellent fit for the role of independent director. Mr. Zhang Graduated from Dalian Maritime University with a Bachelor of Engineering degree in 1981.

Family Relationships

There are no family relationships among any of our officers or directors.

Corporate Governance

Board Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nominating and corporate governance committee (the “Committees”). We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of Juan Chang, Fan Liu and Yee Man Yung. Juan Chang is the chairperson of the audit committee. We have determined that Juan Chang, Fan Liu and Yee Man Yung each satisfy the “independence” requirements of Nasdaq Listing Rule 5605(a)(2) and meets the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Ms. Chen qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things: (a) monitoring and reviewing: i) The integrity of the Company’s financial reports and other financial information provided by the Company to the public or any governmental body; ii) The Company’s compliance with applicable legal and regulatory requirements; iii) The qualifications and independence of the Company’s independent auditing firm and iv) the performance of the Company’s independent auditors and the Company’s Internal audit function; (b) selecting and terminating the Company’s independent auditors; (c) conducting any investigation appropriate to fulfilling its responsibilities, and it shall have the authority to communicate directly with the independent audit firm and any employee of the Company; (d) preparing and publish an annual Committee report as required by the SEC to be included in the Company’s annual proxy statement; (e) approving in advance all audit and permissible non-audit services to be performed by the independent auditors; (f) discussing with management the Company’s risk assessment and risk management policies.;(g) retaining outside counsel, experts and other advisors as the Committee may deem appropriate in its sole discretion; and (h) setting policies for the hiring of employees or former employees of the Company’s independent auditor. The Audit Committee shall consist of three or more directors, who shall be appointed annually and subject to removal at any time, by the Board. No member of the Audit Committee shall receive directly any compensation from the Company other than his or her directors’ fees and benefits.

Compensation Committee. Our compensation committee consists of Fan Liu, Juan Chang and Guilin Zhang. Fan Liu is the chairperson of our compensation committee. We have determined that Fan Liu, Juan Chang and Guilin Zhang each are “independent,” as such term is defined for directors and compensation committee members in the listing standards of the NASDAQ Stock Market LLC. Additionally, each qualify as “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The Committee has been established to: (a) have all the powers of administration under all of the Company’s employee benefit plans, including any stock compensation plans, bonus plans, retirement plans, stock purchase plans, and medical, dental and other insurance plan; (b) assist the Board in seeing that a proper system of long-term and short-term compensation is in place to provide performance oriented incentives to attract and retain management, and that compensation plans are appropriate and competitive and properly reflect the objectives and performance of management and the Company; (c) have the sole authority to retain, at the Company’s expense, and terminate any compensation consultant to be used to assist in the evaluation of director or executive compensation and shall have sole authority to approve the consultant’s fees and other retention terms, The Committee shall also have the authority to obtain advice and assistance from legal, accounting or other advisors at the Company’s expense; (d) evaluate the Company’s Chief Executive Officer and set his or her remuneration package; and (e) review and assess the adequacy of this Charter annually and recommend any proposed changes to the Board for approval. The Committee shall consist of three or more directors, who shall be appointed annually and subject to removal at any time, by the Board.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Juan Chang and Fan Liu. Yee Man Yung is the chairperson of our nominating and corporate governance committee. We have determined that each of Yee Man Yung, Juan Chang and Fan Liu qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). The Committee is responsible for: (a) assisting the Board in identifying individuals qualified to become Board members and recommending to the Board the director nominees for each annual meeting of stockholders; (b) recommending to the Board Corporate Governance Principles applicable to the Company; (c) leading the Board in its annual review of the performance of the Board and its committees; (d) recommending to the Board director nominees for each committee; (e) developing criteria for selection of members of the Board and its committees and reviewing with the Board, on an annual basis, the requisite skills and characteristics of new Board members as well as the composition of the Board as a whole; (f) recommending individuals qualified to become Board members to the Board; (g) reviewing and re-assessing the adequacy of this Charter and the Company’s Corporate Governance Principles annually and recommend any proposed changes to the Board for approval. The Committee shall be comprised of no less than three directors, the exact number to be determined by the Board of Directors.

Director Independence

The Board of Directors has determined that Juan Chang, Fan Liu, Guilin Zhang and Yee Man Yung are independent directors, as the term “independent” is defined by the Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and Rule 10A-3 under the Exchange Act.

Code of Ethics

We have adopted the Tianci International Inc. Code of Business Conduct and Ethics, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other employees. The Code of Ethics is publicly available as an exhibit to this Annual Report. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver in a report on Form 8-K.

Our Code of Ethics includes insider trading policies and procedures applicable to our directors, officers, and employees. We have implemented processes for the company that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq Stock Market LLC listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Item 11. Executive Compensation

Tianci International, Inc.

Tianci has paid no compensation to any officer or director during the past two fiscal years or any subsequent period. Unpaid compensation has been accrued pursuant to the Employment Agreements described below, and on January 19, 2024 the Company issued 64,600 shares of its common stock to Wei Fang for services as Chief Financial Officer. In no fiscal year did the Company accrue compensation payable to an executive officer in excess of $100,000.

RQS United Group Limited

RQS United did not pay compensation to any officer or director for services in those roles during its past two fiscal years.

Roshing International Co., Limited

Roshing pays Ying Deng, its Manager, and Shufang Gao, its CEO, a salary of HKD 30,000 (USD 3,860) and HKD 40,000 (USD 5,147) per month respectively.

Employment Agreements with Key Executives

Employment Agreements

On August 27, 2021, we entered into employment agreements with each of Shufang Gao and Wei Fang and on January 27, 2023, we entered into an employment agreement with Ying Deng (collectively, the “Employment Agreements”), whereby each individual agreed to serve as an Executive Director for monthly compensation equal to U.S. $3,800. Each Employment Agreement expires after three years, unless earlier terminated by death, resignation or removal.

We are entitled to terminate each Employment Agreement for “cause” without notice or remuneration (unless otherwise required by law) if: (i) the executive is convicted or pleads guilty to a felony or to an act of fraud, misappropriation or embezzlement; (ii) the executive has been grossly negligent or acted dishonestly to the detriment of the Company; (iii) the executive has engaged in actions amounting to willful misconduct or failed to perform his duties hereunder and such failure continues after the executive is afforded a reasonable opportunity to cure such failure; or (iv) the executive violates the provisions relating to confidentiality, non-competition and non-solicitation of the Employment Agreement. Upon a termination for “cause,” the executive shall not be entitled to any severance or other benefits under the Employment Agreement but shall be entitled to receive accrued base salary.

If the Employment Agreement is terminated due to the executive’s death or disability, the executive shall be entitled to receive accrued base salary.

If the Employment Agreement is terminated by the Company without “cause”, the executive will receive a lump sum payment equal to 12 months of base salary, a lump sum cash payment equal to a pro-rated amount of his/her target annual bonus for the year immediately preceding the termination, payment of premiums for continued health benefits under the Company’s health plans for 12 months following termination, and immediate vesting of 100% of the then-unvested portion of outstanding equity awards held by the executive, if any.

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

Director Retainer Agreements

We also maintain seven director retainer agreements with our officers and directors. The agreements have terms of 3 years. The monthly compensation for director is $3,800, and $1,300 for independent directors. The Director Retainer Agreements contain normal and customary terms including provisions relating to indemnification and confidentiality

Stock Incentive Plan

Overview

On April 25, 2024, the Board and majority stockholder adopted the Tianci International, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The Plan provides for the grant of the following types of stock awards: (a) incentive stock options, (b) stock appreciation rights, (c) restricted stock, (d) restricted stock unit and deferred stock units and (e) performance shares. The Plan is intended to enable the Company and its affiliated companies to recruit and retain highly qualified personnel, to provide those personnel with an incentive for productivity and to provide those personnel with an opportunity to share in the growth and value of the Company. The Company reserved 7,000,000 shares of common stock issuable upon the grant of awards under the Plan. As of the date of this report, we have not issued any shares of common stock to our employees, any directors, consultants or any other individuals under the Plan.

Plan Administration

The Plan will be administered by the Committee. The Committee will have full authority to grant Awards under this Plan. In particular, subject to the terms of the Plan, the Committee will have the authority: (a) to select the Persons to whom Awards may from time to time be granted hereunder; (b) to determine the type of Award to be granted to any Person hereunder; (c) to determine the number of Shares, if any, to be covered by each Award; (d) to establish the terms and conditions of each Award Agreement; (e) to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it, from time to time, deems advisable; (f) to interpret the terms and provisions of the Plan and any Award issued under the Plan (and any Award Agreement); (g) to correct any defect, supply any omission or reconcile any inconsistency in the Plan or in any Award Agreement in the manner and to the extent it deems necessary to carry out the intent of the Plan; and (h) to otherwise supervise the administration of the Plan. All decisions made by the Committee pursuant to the provisions of the Plan will be final and binding on all persons, including the Company and Participants. No Director will be liable for any good faith determination, act or omission in connection with the Plan or any award.

Eligibility

Employees, Directors, consultants, and other individuals who provide services to the Company or its Affiliates are eligible to be granted Awards under the Plan; provided, however, that only employees of the Company, its parent or a subsidiary are eligible to be granted Incentive Stock Options.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Outstanding Equity Awards at Fiscal Year End

During the past three fiscal years, none of our executive officers received any equity awards, including options, restricted stock or other equity incentives, from either Tianci, RQS United or Roshing.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the securities holdings of (i) Tianci’s officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of any class of Tianci’s voting stock. The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. This table has been prepared based on 80,000 shares of Series B Preferred Stock and 14,781,803 shares of Common Stock outstanding as of the date of filing of this Report. Unless otherwise specified, the address of each of the persons set forth below is in care of Tianci.

	Common Stock			Series B Preferred
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class	Total Voting Power
Shufang Gao	14,150,362	(2)	62.11%	80,000	(3)	100%	62.11%
Wei Fang	64,600		0.44%	–		–	0.28%
Ying Deng	50,000		0.34%	–		–	0.22%
Yee Man Yung	22,100		0.15%	–		–	0.10%
Fan Liu	22,100		0.15%	–		–	0.10%
Juan Chang	–		–	–		–	–
Guilin Zhang	–		–	–		–	–
All officers and directors as a group (7 persons)	14,309,162	(2)	63.19%	80,000	(3)	100%	68.3%
Zhigang Pei	2,124,109	(3)	14.37%	–		–	9.32%

______________________________

(1)	Ownership is of record and beneficial unless otherwise noted.
(2)	Includes 6,100,362 shares of common stock owned of record by RQS Capital Limited and 8,000,000 shares of common stock issuable on conversion of Series B Preferred Stock owned of record by RQS Capital Limited. Shufang Gao holds voting and dispositive power over shares held by RQS Capital Limited.
(3)	Includes 1,793,000 shares owned of record by Silver Glory Group Limited, of which Zhigang Pei is the beneficial owner.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

On April 24, 2024, the Company sold 80,000 shares of Series B Preferred Stock to RQS Capital Limited, which is controlled by Shufang Gao, the Company’s CEO. The shares were sold for a cash payment of $80,000. Each share of Series B Preferred Stock may be converted by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate. The holder of Series B Preferred Stock will have voting rights equal to the holder of the number of shares of common stock into which the Series B Preferred Stock is convertible.

Except as described above, there have been no transactions since August 1, 2023, or any currently proposed transaction, in which Tianci, RQS United or Roshing was or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of Tianci at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Review, approval or ratification of transactions with related persons

We have adopted “The Review Policy for Related Party Transaction”, which has the purpose of ensuring transactions with the Company and its affiliates are consistent with the principles of fair dealing and to minimize the potential conflicts of interest and moral hazard. The policy encompasses procedures related to review, disclosure requirements, conflict resolution, and approval of penalties for violations.

Director Independence

The Board of Directors has determined that Fan Liu, Yee ManYung, Juan Chang and Guilin Zhang are the only members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE American.

Item 14. Principal Accountant Fees and Services

Audit Fees

Bush & Associates, CPA billed $60,000 in connection with the audit of the Company’s financial statements for the year ended July 31, 2024. Michael T. Studer CPA P.C. billed $30,000 in connection with the audit of the Company’s financial statements for the year ended July 31, 2023

Audit-Related Fees

Bush & Associates, CPA did not bill the Company for any Audit-Related fees in fiscal 2024. Michael T. Studer CPA P.C. did not bill the Company for any Audit-Related fees in fiscal 2023.

Tax Fees

Bush & Associates did not bill the Company for professional services rendered for tax compliance, tax advice and tax planning in fiscal 2024. Michael T. Studer CPA P.C. did not bill the Company for professional services rendered for tax compliance, tax advice and tax planning in fiscal 2023.

All Other Fees

Bush & Associates, CPA did not bill the Company for any other fees in fiscal 2024. Michael T. Studer CPA P.C. did not bill the Company for any other fees in fiscal 2023.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15. Exhibits and Financial Statement Schedules

Exhibits

3.1(a)	Articles of Incorporation of Tianci International, Inc.(1)
3.1(b)	Articles of Amendment of Articles of Incorporation of Tianci International, Inc.(2)
3.1(c)	Certificate of Designation of Series B Preferred Stock – filed as an exhibit to Current Report on Form 8-K filed on April 26, 2024
3.2	Amended and Restated Bylaws - filed as an exhibit to Current Report on Form 8-K filed on August 14, 2024
10.1	Employment Agreement dated August 27, 2021 between Shufang Gao and Tianci International, Inc.(3)
10.2	Employment Agreement dated August 27, 2021 between Wei Fang and Tianci International, Inc.(3)
10.3	Employment Agreement dated January 23, 2023 between Ying Deng and Tianci International Inc.(5)
10.4	Tianci 2024 Equity Incentive Plan(4)
14.1	Code of Business Conduct and Ethics(4)
14.2	The Review Policy for Related Party Transactions(4)
21	Subsidiaries(5)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Rule 13a-14(b) Certification of Principal Executive Officer
32.2	Rule 13a-14(b) Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed on September 24, 2012 and incorporated herein by reference.
(2)	Filed as Appendix A to the Definitive Information Statement on Schedule 14C filed on June 11, 2015 and incorporated herein by reference.
(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended July 31, 2022 and incorporated herein by reference.
(4)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-280089) and incorporated herein by reference.
(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended July 31, 2023 and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Tianci International, Inc. did not send any annual report to security holders covering the fiscal year ended July 31, 2024nor did it send any form of proxy or proxy soliciting material.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIANCI INTERNATIONAL, INC.

Date: October 22, 2024	/s/ Shufang Gao
By: Shufang Gao
Title: Chief Executive Officer

Date: October 22, 2024	/s/ Wei Fang
By: Wei Fang
Title: Chief Financial and Accounting Officer

In accordance with the Exchange Act, this Report has been signed below on October 22, 2024 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shufang Gao

Shufang Gao, Chairman of the Board, Chief Executive Officer

/s/ Wei Fang

Wei Fang, Director, Chief Financial Officer

/s/ Ying Deng

Ying Deng, Director

/s/ Fan Liu

Fan Liu, Director

/s/ Yee Man Yung

Yee Man Yung, Director

/s/ Juan Chang

Juan Chang, Director

/s/ Guilin Zhang

Guilin Zhang, Director

