Form 10-Q
period 2024-10-31
Tianci International, Inc.
filed 2024-12-06
CIK 1557798

Table of Contents

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-184061

TIANCI INTERNATIONAL, INC.

(Exact Name of Registrant in its Charter)

Nevada	45-5440446
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Unit B, 10/F, Ritz Plaza, No. 122 Austin Road, Tsim Sha Tsui Kowloon, Hong Kong 999077
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 852-225-10781
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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

December 6, 2024

Common Voting Stock: 14,781,803

TIANCI INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2024

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN UNITED STATES DOLLARS)

	October 31,	July 31,
	2024	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$323,793	$413,129
Prepaid expense	1,040	1,820
Deferred offering costs	569,481	495,356
Total current assets	894,314	910,305

Other assets:
Lease security deposit	1,656	1,656
Total non-current assets	1,656	1,656

TOTAL ASSETS	$895,970	$911,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income taxes payable	$64,393	$62,204
Due to related parties	2,271	2,271
Accrued liabilities and other payables	131,244	57,476
Total current liabilities	197,908	121,951

Total liabilities	197,908	121,951

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; no shares issued and outstanding as of October 31, 2024 and July 31, 2024	–	–
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 shares issued and outstanding as of October 31, 2024 and July 31, 2024	8	8
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,781,803 shares issued and outstanding as of October 31, 2024 and July 31, 2024	1,478	1,478
Additional paid-in capital	962,416	962,416
Accumulated deficit	(315,127)	(222,071)
Total stockholders' equity attributable to TIANCI INTERNATIONAL, INC.	648,775	741,831
Non-controlling interest	49,287	48,179

Total stockholders’ equity	698,062	790,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$895,970	$911,961

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the three months ended October 31,
	2024	2023
	(Unaudited)	(Unaudited)
OPERATING REVENUES
Global logistics services	$2,759,693	$1,181,720
Other revenue	221,247	144,928
Total Operating Revenues	2,980,940	1,326,648

COST OF REVENUES
Global logistics services	2,590,865	1,029,970
Other revenue	161,644	62,901
Total Cost of Revenues	2,752,509	1,092,871

Gross profit	228,431	233,777

Operating expenses:
Selling and marketing	85,188	102,071
General and administrative	260,393	118,705
Total operating expenses	345,581	220,776

Income (loss) from operations	(117,150)	13,001

Other income net	27,391	–

Income (loss) before provision for income taxes	(89,759)	13,001
Provision for income taxes	2,189	19,113

Net (loss)	(91,948)	(6,112)
Less: net income attributable to non-controlling interest	1,108	9,672

Net (loss) attributable to TIANCI INTERNATIONAL, INC.	$(93,056)	$(15,784)

Weighted average number of common shares*
Basic and diluted	14,781,803	5,903,481

(Loss) per common share attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of preferred shares A*
Basic and diluted	–	80,000

(Loss) per preferred share A attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$–	$(0.20)

Weighted average number of preferred shares B*
Basic and diluted	80,000	–

(Loss) per preferred share B attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$(1.16)	$–

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 AND 2023

(EXPRESSED IN UNITED STATES DOLLARS)

	Series A Preferred Stock	Series A Preferred Stock amount*	Series B Preferred Stock	Series B Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total

Balance at July 31, 2024	–	$–	80,000	$8	14,781,803	$1,478	$–	$962,416	$(222,071)	$48,179	$790,010
Net loss	–	–	–	–	–	–	–	–	(93,056)	1,108	(91,948)
Balance at October 31, 2024 (unaudited)	–	$–	80,000	$8	14,781,803	$1,478	$–	$962,416	$(315,127)	$49,287	$698,062

	Series A Preferred Stock	Series A Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total
Balance at July 31, 2023	80,000	$8	5,903,481	$590	$–	$4,982	$(276,521)	$(7,691)	$(278,632)
Net loss	–	–	–	–	–	–	(15,784)	9,672	(6,112)
Balance at October 31, 2023 (unaudited)	80,000	$8	5,903,481	$590	$–	$4,982	$(292,305)	$1,981	$(284,744)

*Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the three months ended October 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(91,948)	$(6,112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	–	356
Change in operating assets and liabilities:
Accounts receivable	–	(195,629)
Prepaid expense	780	750
Lease security deposit	–	(114)
Due from related party	–	(33)
Advances from customers	–	(29,070)
Accounts payable	–	195,232
Income taxes payable	2,189	19,113
Operating lease liabilities	–	(356)
Accrued liabilities and other payables	73,768	140,354
Net cash (used in) provided by operating activities	(15,211)	124,491

Cash flows from financing activities:
Deferred offering costs incurred	(74,125)	–
Net cash (used in) financing activities	(74,125)	–

Net (decrease) increase in cash	(89,336)	124,491
Cash, beginning	413,129	256,342
Cash, ending	$323,793	$380,833

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-Cash Activities:
Early termination of right-of-use assets and lease liabilities	$–	$6,080

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial information referred to above has been prepared and presented in U.S. dollars in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations. These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. This report on Form 10-Q should be read in conjunction with the Company’s financial statements for the years ended July 31, 2024 and 2023 and notes thereto included in the Company’s Form 10-K filed with the SEC on October 22, 2024.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

(Unaudited)

Results of the three months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the year ending July 31, 2025 or any other future periods.

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

Accounts receivable, net

Accounts receivable include trade accounts due from customers which are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of October 31, 2024 and July 31, 2024, no allowance for doubtful accounts was deemed necessary.

Fair Value Measurements

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

(Unaudited)

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

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

(Unaudited)

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

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

(Unaudited)

e. Software Maintenance and Business Promotion Services

The Company provides software maintenance services to keep customers’ software up to date and assists customers in promoting business with ongoing marketing support. The Company charges a flat rate for a fixed duration on a subscription basis, generally 12 months. Revenue is recognized ratably each month over the contract period.

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

Advertising costs

Advertising costs amounted to $0 for the three months ended October 31, 2024 and 2023, respectively. Advertising costs are expensed as incurred and included in selling and marketing expenses.

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

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

(Unaudited)

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

During the year ended July 31, 2024, the Company incurred an IRS penalty of $47,030 for failure to update certain foreign-owned information schedules in a timely manner. The penalty is included in other expense in the statements of operations for the year ended July 31, 2024. During the three months ended October 31, 2024, the Company received a refund $24,953 from the IRS for the penalty previously charged. The refund is included in other income in the statements of operations for the three months ended October 31, 2024.

The Hong Kong tax returns filed for 2019 and subsequent years are subject to examination by the applicable tax authorities.

The US tax returns filed for 2021 and subsequent years are subject to examination by the applicable tax authorities.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

(Unaudited)

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary shares outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of October 31, 2024 and July 31, 2024, there were 8,000,000 dilutive shares outstanding related to the convertible Series B Preferred Stock. Each share of Series B and Series A Preferred Stock is and was convertible by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate.

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

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

(Unaudited)

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

As of October 31, 2024, deferred offering costs relating to the public offering consist of:

Cash advance to Prime	$100,000
Attorney fees	452,356
Accountant fees	49,125
Total	$569,481

Upon closing of the public offering, the deferred offering costs will be offset against the proceeds from the public offering and included as part of the total public offering stock issuance costs.

NOTE 4 – RELATED PARTIES BALANCES AND TRANSACTIONS

Due to related parties consists of:

		Transaction	October 31,	July 31,
Name	Relationship	Nature	2024	2024
RQS Capital	61.89% shareholder	Company cash collection due to RQS Capital	$2,271	$2,271
TOTAL			$2,271	$2,271

This liability is unsecured, non-interest bearing, and due on demand.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

(Unaudited)

Employment agreements with officers and director retainer agreements

Tianci currently maintains two employment agreements and seven director retainer agreements with its officers and directors. The agreements have terms of 3 years and each provides for monthly compensation in amounts ranging from $1,300 per month to $3,800 per month.

For the three months ended October 31, 2024 and 2023, the Company incurred management compensation expenses of $56,400 and $60,000, respectively. These amounts are included in “general and administrative expenses” in the accompanying consolidated statements of operations.

NOTE 5 – STOCKHOLDERS EQUITY

On January 26, 2023 the Company filed with the Nevada Secretary of State a Certificate of Amendment of Articles of Incorporation (the “Amendment”). The Amendment amended Article 3 of the Company’s Articles of Incorporation to provide that the authorized capital stock of the Company will be 120,080,000 shares of capital stock consisting of 100,000,000 shares of common stock, $0.0001 par value, 80,000 shares of Series A Preferred Stock, $0.0001 par value, and 20,000,000 shares of undesignated preferred stock, $0.0001 par value. As of July 31, 2024, 80,000 shares of Undesignated Preferred Stock have been designated as Series B Preferred stock.

The following table sets forth information, as of October 31, 2024, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

		October 31, 2024
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

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

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

Hong Kong

Roshing is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Incorporated companies pay 8.25% tax on the first $2 million of profits and 16.5% on the remainder. Hong Kong income tax expenses for the three months ended October 31, 2024 and 2023 amounted to $2,189 and $19,113, respectively.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

(Unaudited)

For the three months ended October 31, 2024, the loss before provision for income taxes of $89,759, consisted of United States source loss of $(103,024) and Hong Kong source income of $11,076. For the three months ended October 31, 2023, the income before provision for income taxes of $13,001 consisted of United States source loss of $(102,833) and Hong Kong source income of $115,834.

Significant components of the provision for income taxes are as follows:

	For the three months ended
	October 31, 2024	October 31, 2023

Current Hong Kong	$2,189	$19,113
Deferred Hong Kong	–	–
Provision for income taxes	$2,189	$19,113

The following table reconciles the Hong Kong statutory rates to the Company’s Hong Kong effective tax rate:

	For the three months ended
	October 31, 2024	October 31, 2023

Hong Kong statutory income tax rate	16.50%	16.50%
Effective tax rate	16.50%	16.50%

For United States income tax purposes, Tianci has a net operating loss carryforward of approximately $1,519,000 at October 31, 2024. Management has not determined that it is more likely than not that this carryforward will be realized and thus the Company maintained a 100% valuation allowance for the deferred tax asset relating to the United States net operating loss carryforward. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of October 31, 2024 and July 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

As of July 31, 2024, tax years 2021 and forward generally remain open for examination for United States Federal and State tax purposes and tax years 2019 and forward generally remain open for examination for Hong Kong tax purposes.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

(Unaudited)

NOTE 7 — CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash held in banks. The cash balance in each financial institution in the United States is insured by the FDIC up to $250,000. As of October 31, 2024, no United States account balance exceeded $250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately US$64,000) if the bank with which an individual/company holds its eligible deposit fails. As of October 31, 2024, a cash balance of $ 228,644 was maintained at a financial institution in Hong Kong of which approximately $158,000 was subject to credit risk. Management believes that the financial institution is of high credit quality and continually monitors its credit worthiness.

Customer concentration risk

For the three months ended October 31, 2024, two customers accounted for 56.5%, and 19.7% of the Company’s total revenues.

For the three months ended October 31, 2023, two customers accounted for 61.2% and 13.1% of the Company’s total revenues.

As of October 31, 2024 and July 31, 2024, no customer accounted for over 10% of the Company’s total accounts receivable.

Vendor concentration risk

For the year ended July 31, 2024, three vendors accounted for 59.0%, 20.6% and 1.3% of the Company’s total purchases. For the three months ended October 31, 2023, two vendors accounted for 65.9% and 13.7% of the Company’s total purchases. As of October 31, 2024 and July 31, 2024, no vendor accounted for over 10% of the Company’s total accounts payable.

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

In September 2023, the Company entered into a one-year office rental service agreement with a monthly lease payment of approximately $828 (HKD 6,500). In September 2024, the Company further renewed the lease for one year with a monthly lease payment of approximately $847 (HKD 6,650).

Rent expenses were $2,522 and $3,184 for the three months ended October 31, 2024 and 2023, respectively.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

(Unaudited)

Contingencies

From time to time, the Company may be a party to legal proceedings, as well as certain asserted and un-asserted claims. The Company was not involved in any material legal proceedings nor asserted claims as of October 31, 2024.

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

Disaggregated information of revenues by business lines are as follows:

	For the three months ended
	October 31,
	2024	2023

Electronic Device Hardware Components Sales	$–	$59,902
Software and Website Development Services	–	19,230
Software Maintenance and Business Promotion Services	–	15,263
Business Consulting Services	221,247	50,533
Global Logistics Services	2,759,693	1,181,720
Total revenues	$2,980,940	$1,326,648

Disaggregated information of revenues by regions are as follows:

	For the three months ended
	October 31,
	2024	2023

Hong Kong	$2,576,170	$1,051,017
Vietnam	166,770	173,531
Japan	238,000	100,850
Singapore	–	1,250
Total revenues	$2,980,940	$1,326,648

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

(Unaudited)

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

PARENT COMPANY BALANCE SHEET

	October 31,	July 31,
	2024	2024

ASSETS
Cash	$94,651	$14,621
Prepaid expense	1,040	1,820
Investment in subsidiaries	665,755	781,661
Total Assets	$761,446	$798,102

LIABILITIES
Accounts payable and other accrued liabilities	110,400	54,000
Payable to subsidiaries	512,416	312,416
Due to related parties	2,271	2,271
Total Liabilities	$112,671	$56,271

Stockholders’ Equity
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; no shares issued and outstanding as of October 31, 2024 and July 31, 2024	–	–
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 shares issued and outstanding as of October 31, 2024 and July 31, 2024	8	8
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,781,803 shares issued and outstanding as of October 31, 2024 and July 31, 2024	1,478	1,478
Additional paid-in capital	962,416	962,416
Accumulated deficit	(315,127)	(222,071)
Total Stockholders’ Equity	648,775	741,831

Total Liabilities and Stockholders’ Equity	$761,446	$798,102

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31,2024

(Unaudited)

PARENT COMPANY STATEMENT OF OPERATIONS

	For the three months ended October 31,
	2024	2023

EXPENSE:
General and administrative	$(130,415)	$(102,833)

OTHER INCOME
Gain from investment in subsidiaries	9,968	87,049
Other income net	27,391	–
Total other income	37,359	87,049

Net (loss)	$(93,056)	$(15,784)

PARENT COMPANY STATEMENT OF CASH FLOWS

	For the three months ended October 31,
	2024	2023

Cash flows from operating activities:
Net (loss)	$(93,056)	$(15,784)
Adjustments to reconcile net income to net cash provided by operating activities:
Share of (gain) from investment in subsidiaries	(9,968)	(87,049)
Change in operating assets and liabilities:
Prepaid expense and other assets	780	750
Accounts payable and other accrued liabilities	56,399	59,352
Net cash (used in) operating activities	(45,845)	(42,731)

Cash flows from financing activities:
Operating proceeds from subsidiaries	200,000
Deferred offering costs incurred	(74,125)	–
Net cash provided by financing activities	125,875	–

Net (decrease) increase in cash and cash equivalents	80,030	(42,731)
Cash and cash equivalents at beginning	14,621	66,553
Cash and cash equivalents at ending	$94,651	$23,822

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

Results of Operations

For the three months ended October 31, 2024 and 2023

	For the three months ended October 31,		Change	Change
	2024	2023	Amounts	Percentage
Revenues	$2,980,940	$1,326,648	$1,654,292	125%
Cost of Revenues	2,752,509	1,092,871	1,659,638	152%
Gross profit	228,431	233,777	(5,346)	(2%	)
Selling and marketing	85,188	102,071	(16,883)	(17%	)
General and administrative	260,393	118,705	141,688	119%
(Loss) income from operations	(117,150)	13,001	(130,151)	(1,001%	)
Other income	27,391	–	27,391	100%
Provision for income taxes	2,189	19,113	(16,924)	(89%	)
Net (loss)	(91,948)	(6,112)	(85,836)	1,404%
Less: net income attributable to non-controlling interest	1,108	9,672	(8,564)	(89%	)
Net (loss) attributable to Tianci	$(93,056)	$(15,784)	$(77,272)	490%

Revenues

For the three months ended October 31, 2024, our total revenue increased to $2,980,940 from $1,326,648 for the three months ended October 31, 2023. The increase was mainly attributable to the continuing growth of our global logistics service and expansion of our client base. The global logistics service contributed 93% of our total revenue for the three months ended October 31, 2024.

The rest of our business lines represented 7% of our revenue in this quarter. We expect our operations other than global logistics to continue to contribute a relatively small portion of our revenue in the foreseeable future.

	For the Three Months Ended October 31,
	2024	2023
Global Logistics Service Revenue	$2,759,693	$1,181,720
Product Sales Revenue	–	59,902
Other Service Revenues	221,247	85,026
Total	$2,980,940	$1,326,648

Cost of Revenues

Total cost of revenues increased from $1,092,871 to $2,752,509 for the three months ended October 31, 2024. The increase was in line with the growth of our global logistics services.

A breakdown of our cost of revenues is summarized as follows:

	For the Three Months Ended October 31,
	2024	2023
Cost of Global Logistics Service	$2,590,865	$1,029,970
Cost of Products	–	50,008
Cost of Other Services	161,644	12,893
Total	$2,752,509	$1,092,871

Our cost of revenues from global logistics services represented 94% of total cost of revenues for the three months ended October 31, 2024. Cost of global logistics services primarily includes the cargo space charged by direct ocean carriers, fees charged by freight forwarders, fees charged for ancillary logistics services, and compensation we paid to our logistics employees.

Gross Profit

Our gross profits and gross margin of each business line are summarized as follows:

	For the Three Months Ended October 31,
	2024	2023
Global Logistics Service
Gross Profit	$168,828	$151,750
Gross Profit Margin	6.12%	12.84%
Hardware Product Sales
Gross Profit	$–	$9,894
Gross Profit Margin	–	16.52%
Other Services
Gross Profit	$59,603	$72,133
Gross Profit Margin	26.94%	84.84%
Total
Gross Profit	$228,431	$233,777
Gross Profit Margin	7.66%	17.62%

Our total gross profit decreased by $5,346 to $228,431 for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The decrease in gross profit was primarily attributable to decreasing gross profit from hardware product sales and other services, partially offset by a slight increase in gross profit from global logistics services. For the three months ended October 31, 2024, our total gross profit margin was 7.66%, as compared to 17.62% for the three months ended October 31, 2023. Our gross margin from our dominant business line global logistics service dropped significantly to 6.12% for the three months ended October 31, 2024 from 12.84% for the three months ended October 31, 2023. The same trend applies to our other business lines as we adopted a competitive pricing strategy to build up our client base promptly in the short term. We anticipate that our gross margin realized from logistics services will fluctuate in the short-term as the result of our pricing strategy.

Operating Expenses

As our business grew, there was a significant increase in our total operating expenses, which were $345,581 for the three months ended October 31, 2024 as compared to $220,776 for the three months ended October 31, 2023. Our operating expenses primarily include payroll expenses, commissions, marketing, rent and professional fees relating to our obligations as a public company. The increase was mainly due to the increase in general and administrative expenses from $118,705 for the three months ended October 31, 2023 to $260,363 for the three months ended October 31, 2024, partially offset by a $16,883 decrease in selling and marketing expenses in the same period. The increase in general and administrative expenses was attributable to increasing payroll expenses necessitated by the expansion of our logistics operations, as well as expenses incurred in anticipation of a securities offering as we prepare the Company to list on Nasdaq. The decrease in selling expenses during this period is attributable to decreasing commission expenses that we paid to third-parties as we became less dependent on brokers for new businesses.

Income tax expense

Our income tax expense amounted to $2,189 for the three months ended October 31, 2024 as compared to $19,113 for the three months ended October 31, 2023. The change was due to the decrease in operating income generated by Roshing during this period.

Net income (loss)

As a result of the foregoing, we incurred a net loss of $91,948 for the three months ended October 31, 2024. As the Company owns only 90% shares of its operating subsidiary, Roshing, 10% of the net income realized by Roshing was attributed to the minority interest. Therefore, the net loss for the three months ended October 31, 2024 attributable to the shareholders of the Company was $93,056. In comparison, during the three months ended October 31, 2023, the Company incurred a net loss of $6,112.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. As of October 31, 2024, we had working capital of $696,406, as our cash amounted to $323,793, our current assets were $894,314 and our current liabilities were $197,908. To date, we have financed our operations primarily through capital contributions and advances from shareholders, as well as private investors. At October 31, 2024 we owed $2,271 to our related parties (See Note 4 to the financial statements).

We believe that our liquidity and working capital will be sufficient to sustain our business operation for the next twelve months. We may, however, need additional cash resources in the future if there are changes in business conditions or other developments or if the company finds and wishes to pursue opportunities for investment, acquisition, capital expenditure, or similar actions.

We started providing logistics services during the quarter ended October 31, 2023. Although the business grew rapidly during the fiscal year ended July 31, 2024, we may require significant capital expenditure in order to obtain additional market share. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We cannot assure you that financing will be in place or on terms acceptable to us, if at all.

The following table summarizes the key components of our cash flows for the three months ended October 31, 2024 and 2023.

	For the Three Months ended October 31,
	2024	2023
Net cash provided by (used in) operating activities	$(15,211)	$124,491
Net cash used in investing activities	–	–
Net cash provided by (used in) financing activities	(74,125)	–
Net change in cash and restricted cash	$(89,336)	$124,491

Operating activities

Net cash of $15,211 used in operating activities for the three months ended October 31, 2024 was primarily the result of net loss of $91,948, which was only partially offset by a $73,768 increase in accrued liabilities and other payables.

Net cash of $124,524 provided by operating activities for the three months ended October 31, 2023 was primarily the result of an increase in accounts payable of $195,232 and an increase in accrued liabilities and other payables of $140,354 which was partially offset by the increase of $ 195,629 in accounts receivable.

Investing activities

The company had no investing activities during the three months ended October 31, 2024 and 2023.

Financing activities

Net cash used in financing activities for the three months ended October 31, 2024 was $74,125 which was attributable to the payment of fees incurred in anticipation of a public offering of the Company’s securities.

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

In connection with the preparation of our financial statements for the three months ended October 31, 2024, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results. This was the accrual as “deferred offering costs” of amounts we have paid to professionals and others for services rendered and to be rendered in connection with a public offering of the Company’s securities. We will realize the value of these assets (and offset them against proceeds of the offering) only if the offering is placed successfully. We have accrued the payments as assets because we anticipate a successful offering. If, however, the offering fails to close, we will be required to amortize the asset as an expense.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended July 31, 2024.

Item 2	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the first quarter of fiscal year 2025, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2025.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.

Trading Arrangements. During the quarter ended October 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

TIANCI INTERNATIONAL, INC.

Date: December 6, 2024	By: /s/ Shufang Gao Shufang Gao, Chief Executive, Financial and Accounting Officer

* * * * *

