Form 10-Q
period 2025-01-31
Tianci International, Inc.
filed 2025-03-12
CIK 1557798

Table of Contents

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

March 12, 2025

Common Voting Stock: 14,781,803

TIANCI INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JANUARY 31, 2025

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN UNITED STATES DOLLARS)

	January 31,	July 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$180,554	$413,129
Prepaid expense	25,069	1,820
Deferred offering costs	569,481	495,356
Total current assets	775,104	910,305

Other assets:
Lease security deposit	1,656	1,656
Total non-current assets	1,656	1,656

TOTAL ASSETS	$776,760	$911,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income taxes payable	$17,175	$62,204
Due to related parties	2,271	2,271
Accrued liabilities and other payables	170,223	57,476
Total current liabilities	189,669	121,951

Total liabilities	189,669	121,951

Commitments and contingencies	–	–

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; no shares issued and outstanding as of January 31, 2025 and July 31, 2024	–	–
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 shares issued and outstanding as of January 31, 2025 and July 31, 2024	8	8
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,781,803 shares issued and outstanding as of January 31, 2025 and July 31, 2024	1,478	1,478
Additional paid-in capital	962,416	962,416
Accumulated deficit	(428,478)	(222,071)
Total stockholders' equity attributable to TIANCI INTERNATIONAL, INC.	535,424	741,831
Non-controlling interest	51,667	48,179

Total stockholders’ equity	587,091	790,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$776,760	$911,961

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the three months ended January 31,		For the six months ended January 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES
Global logistics services	$2,070,083	$2,819,056	$4,829,776	$4,000,776
Other revenue	9,120	75,072	230,367	220,000
Total Operating Revenues	2,079,203	2,894,128	5,060,143	4,220,776

COST OF REVENUES
Global logistics services	1,995,569	2,504,764	4,586,434	3,534,734
Other revenue	3,656	50,260	165,300	113,161
Total Cost of Revenues	1,999,225	2,555,024	4,751,734	3,647,895

Gross profit	79,978	339,104	308,409	572,881

Operating expenses:
Selling and marketing	15,036	133,763	100,224	235,834
General and administrative	171,211	136,721	431,604	255,426
Total operating expenses	186,247	270,484	531,828	491,260

Income (loss) from operations	(106,269)	68,620	(223,419)	81,621

Other income net	–	24,953	27,391	24,953

Income (loss) before provision for income taxes	(106,269)	93,573	(196,028)	106,574
Provision for (benefit from) income taxes	4,702	(7,141)	6,891	11,972

Net income (loss)	(110,971)	100,714	(202,919)	94,602
Less: net income attributable to non-controlling interest	2,380	19,581	3,488	29,253

Net income (loss) attributable to TIANCI INTERNATIONAL, INC.	$(113,351)	$81,133	$(206,407)	$65,349

Weighted average number of common shares*
Basic and diluted	14,781,803	6,803,418	14,781,803	6,363,163

Income (loss) per common share attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$(0.01)	$0.01	$(0.01)	$0.01

Weighted average number of preferred shares A*
Basic and diluted	–	68,571	–	74,317

Income per preferred share A attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$–	$1.18	$–	$0.88

Weighted average number of preferred shares B*
Basic and diluted	80,000	–	80,000	–

(Loss) per preferred share B attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$(1.42)	$–	$(2.58)	$–

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2025 AND 2024

(EXPRESSED IN UNITED STATES DOLLARS)

	Series A Preferred Stock	Series A Preferred Stock amount*	Series B Preferred Stock	Series B Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit)	Non- controlling interest	Total
Balance at July 31, 2024	–	$–	80,000	$8	14,781,803	$1,478	$–	$962,416	$(222,071)	$48,179	$790,010
Net loss	–	–	–	–	–	–	–	–	(93,056)	1,108	(91,948)
Balance at October 31, 2024 (unaudited)	–	$–	80,000	$8	14,781,803	$1,478	$–	$962,416	$(315,127)	$49,287	$698,062
Net loss	–	–	–	–	–	–	–	–	(113,351)	2,380	(110,971)
Balance at January 31, 2025 (unaudited)	–	$–	80,000	$8	14,781,803	$1,478	$–	$962,416	$(428,478)	$51,667	$587,091

	Series A Preferred Stock	Series A Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit)	Non- controlling interest	Total
Balance at July 31, 2023	80,000	$8	5,903,481	$590	$–	$4,982	$(276,521)	$(7,691)	$(278,632)
Net loss	–	–	–	–	–	–	(15,784)	9,672	(6,112)
Balance at October 31, 2023 (unaudited)	80,000	$8	5,903,481	$590	$–	$4,982	$(292,305)	$1,981	$(284,744)
Conversion of liabilities to common stock	–	–	445,109	44	–	445,065	–	–	445,109
Conversion of preferred stock to common stock	(80,000)	(8)	8,000,000	800	–	(792)	–	–	–
Private offering	–	–	433,213	44	–	433,169	–	–	433,213
Net income	–	–	–	–	–	–	81,133	19,581	100,714
Balance at January 31, 2024 (unaudited)	–	$–	14,781,803	$1,478	$–	$882,424	$(211,172)	$21,562	$694,292

*Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the six months ended January 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(202,919)	$94,602
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	–	356
Debt forgiven by related party	–	(24,953)
Change in operating assets and liabilities:
Accounts receivable	–	(86,513)
Prepaid expense	(23,249)	1,500
Lease security deposit	–	(114)
Due from related party	–	54,137
Advances from customers	–	(29,070)
Accounts payable	–	(779)
Income taxes payable	(45,029)	11,972
Operating lease liabilities	–	(356)
Accrued liabilities and other payables	112,747	89,040
Net cash (used in) provided by operating activities	(158,450)	109,822

Cash flows from financing activities:
Proceeds received from private offerings	–	433,213
Deferred offering costs incurred	(74,125)	–
Net cash (used in) provided by financing activities	(74,125)	433,213

Net (decrease) increase in cash	(232,575)	543,035
Cash, beginning	413,129	256,342
Cash, ending	$180,554	$799,377

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$51,920	$–

Non-Cash Activities:
Early termination of right-of-use assets and lease liabilities	$–	$6,080
Conversion of liabilities to common stock	$–	$445,109
Conversion of preferred stock to common stock	$–	$800

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Six Months Ended January 31, 2025

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

On February 13, 2023, the Company incorporated a wholly owned subsidiary, Tianci Group Holding Limited, in the Republic of Seychelles. To date, Tianci Group Holding Limited has not carried on any business operations.

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

RQS United is a holding company incorporated on November 4, 2022 in the Republic of Seychelles. RQS United has no substantive operations other than holding 90% of the outstanding share capital of its subsidiary. Roshing which was incorporated on June 22, 2011 in Hong Kong, is principally engaged in global logistics services. Less than 5% of its revenue for the six months ended January 31, 2025 was derived from other business lines: sales of electronic device hardware components, development of logistics software and websites, technical consulting, and software maintenance. Roshing’s business is primarily carried out in Hong Kong.

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

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Six Months Ended January 31, 2025

(Unaudited)

Results of the six months ended January 31, 2025 are not necessarily indicative of the results that may be expected for the year ending July 31, 2025 or any other future periods.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. The Company maintains its bank accounts in the United States and Hong Kong.

Accounts receivable, net

Accounts receivable include trade accounts due from customers which are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of January 31, 2025 and July 31, 2024, no allowance for doubtful accounts was deemed necessary.

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

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Six Months Ended January 31, 2025

(Unaudited)

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

The Company typically satisfies its performance obligations at a point in time when freight is shipped to a destination port and accepted by its customer. The Company does not have significant variable consideration in its contracts. Taxes assessed concurrently with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenues.

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

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Six Months Ended January 31, 2025

(Unaudited)

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

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Six Months Ended January 31, 2025

(Unaudited)

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

Advertising costs

Advertising costs amounted to $0 for the three and six months ended January 31, 2025 and 2024, respectively. Advertising costs are expensed as incurred and included in selling and marketing expenses.

Operating leases

Effective August 1, 2022, the Company adopted FASB ASU 2016-02, “Leases” (Topic 842), and elected the practical expedient that does not require the Company to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. Upon adoption of ASU 2016-02 effective August 1, 2022, the Company recognized a $8,704 right of use (“ROU”) asset and operating lease liabilities in January 2023 based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 5%.

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

Three and Six Months Ended January 31, 2025

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax for uncertain tax positions are classified as income tax expenses in the period incurred.

During the year ended July 31, 2024, the Company incurred an IRS penalty of $47,030 for failure to update certain foreign-owned information schedules in a timely manner. The penalty is included in other expense in the statements of operations for the year ended July 31, 2024. During the six months ended January 31, 2025, the Company received a refund $27,391 from the IRS for the penalty previously charged. The refund is included in other income in the statements of operations for the six months ended January 31, 2025.

The Hong Kong tax returns filed for 2019/2020 tax year and subsequent years are subject to examination by the applicable tax authorities.

The US tax returns filed for 2022 and subsequent years are subject to examination by the applicable tax authorities.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common stock outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of January 31, 2025 and July 31, 2024, there were 8,000,000 dilutive shares outstanding related to the convertible Series B Preferred Stock. Each share of Series B and Series A Preferred Stock is and was convertible by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate.

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

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Six Months Ended January 31, 2025

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

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated Financial Statements.

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

As of January 31, 2025, deferred offering costs relating to the public offering consist of legal, accounting, underwriting fees that are directly related to the public offering.

Upon closing of the public offering, the deferred offering costs will be offset against the proceeds from the public offering and included as part of the total public offering stock issuance costs.

NOTE 4 – RELATED PARTIES BALANCES AND TRANSACTIONS

Due to related parties consists of:

		Transaction	January 31,	July 31,
Name	Relationship	Nature	2025	2024
RQS Capital	61.89% shareholder	Company cash collection due to RQS Capital	$2,271	$2,271
TOTAL			$2,271	$2,271

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

For the three months ended January 31, 2025 and 2024, the Company incurred management compensation expenses of $56,400 and $60,000, respectively. For the six months ended January 31, 2025 and 2024, the Company incurred management compensation expenses of $112,800 and $120,000, respectively. These amounts are included in “general and administrative expenses” in the accompanying consolidated statements of operations.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Six Months Ended January 31, 2025

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

The following table sets forth information, as of January 31, 2025, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

		January 31, 2025
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

Issuances of Preferred Stock and Common Stock

On January 19, 2024 the Company sold an aggregate of 445,109 shares of its common stock to five present or former members of the Company’s Board of Directors for an aggregate price of $445,109 or $1.00 per share. The purchasers included Zhigang Pei, who received 220,909 shares in settlement of a loan by Mr. Pei to the Company in the amount of $220,909, and five present or former members of the Company’s Board of Directors, who received an aggregate of 224,200 shares (Zhigang Pei – 110,200 shares; David Wei Fang – 64,600 shares; Jack Fan Liu – 22,100 shares, Jimmy Weiyu Zhu – 5,200 shares; and Yee Man Yung - 22,100 shares). All 445,109 shares were issued in satisfaction of the Company’s liability to the shareholders for unpaid compensation.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Six Months Ended January 31, 2025

(Unaudited)

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

Hong Kong

Roshing is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Incorporated companies pay 8.25% tax on the first $2 million of profits and 16.5% on the remainder. Hong Kong income tax expenses for the six months ended January 31, 2025 and 2024 amounted to $6,891 and $11,972, respectively.

For the six ended January 31, 2025, the loss before provision for income taxes of $(196,028) consisted of United States source loss of $(237,794) and Hong Kong source income of $41,766. For the six months ended January 31, 2024, the income before provision for income taxes of $106,574 consisted of United States source loss of $(197,930) and Hong Kong source income of $304,504.

Significant components of the provision for income taxes are as follows:

	For the six months ended
	January 31, 2025	January 31, 2024

Current Hong Kong	$6,891	$11,972
Deferred Hong Kong	–	–
Provision for income taxes	$6,891	$11,972

The following table reconciles the Hong Kong statutory rates to the Company’s Hong Kong effective tax rate:

	For the six months ended
	January 31, 2025	January 31, 2024

Hong Kong statutory income tax rate	16.50%	8.25%
Prior year over-accrual of provision for income taxes	–	(4.32)%
Effective tax rate	16.50%	3.93%

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Six Months Ended January 31, 2025

(Unaudited)

For United States income tax purposes, Tianci had a net operating loss carryforward of approximately $1,654,000 at January 31, 2025. Management has not determined that it is more likely than not that this carryforward will be realized and thus the Company maintained a 100% valuation allowance for the deferred tax asset relating to the United States net operating loss carryforward. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of January 31, 2025 and July 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

As of July 31, 2024, tax years 2022 and forward generally remain open for examination for United States Federal and State tax purposes and tax years 2019 and forward generally remain open for examination for Hong Kong tax purposes.

NOTE 7 — CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash held in banks. The cash balance in each financial institution in the United States is insured by the FDIC up to $250,000. As of January 31, 2025, no United States account balance exceeded $250,000. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately US$64,000) if the bank with which an individual/company holds its eligible deposit fails. As of January 31, 2025, a cash balance of $168,338 was maintained at a financial institution in Hong Kong of which approximately $97,000 was subject to credit risk. Management believes that the financial institution is of high credit quality and continually monitors its credit worthiness.

Customer concentration risk

For the six months ended January 31, 2025, two customers accounted for 50.2%, 13.5% and 11.6% of the Company’s total revenues.

For the six months ended January 31, 2024, two customers accounted for 68.4% and 16.9% of the Company’s total revenues.

As of January 31, 2025 and July 31, 2024, no customer accounted for over 10% of the Company’s total accounts receivable.

Vendor concentration risk

For the six months ended January 31, 2025, two vendors accounted for 64.6% and 13.2% of the Company’s total purchases. For the six months ended January 31, 2024, two vendors accounted for 59.9% and 16.2% of the Company’s total purchases. As of January 31, 2025 and July 31, 2024, no vendor accounted for over 10% of the Company’s total accounts payable.

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

Three and Six Months Ended January 31, 2025

(Unaudited)

In September 2023, the Company entered into a one-year office rental service agreement with a monthly lease payment of approximately $828 (HKD 6,500). In September 2024, the Company further renewed the lease for one year with a monthly lease payment of approximately $847 (HKD 6,650).

Rent expenses were $2,585 and $2,484 for the three months ended January 31, 2025 and 2024, respectively, and $5,244 and $5,669 for the six months ended January 31, 2025 and 2024, respectively.

Contingencies

From time to time, the Company may be a party to legal proceedings, as well as certain asserted and un-asserted claims. The Company was not involved in any material legal proceedings nor asserted claims as of January 31, 2025.

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

Disaggregated information of revenues by business lines are as follows:

	For the three months ended		For the six months ended
	January 31,		January 31,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Electronic Device Hardware Components Sales	$–	$43,479	$–	$103,381
Software and Website Development Services	–	–	–	19,230
Software Maintenance and Business Promotion Services	–	14,013	–	29,276
Business Consulting Services	9,120	17,580	230,367	68,113
Global Logistics Services	2,070,083	2,819,056	4,829,776	4,000,776
Total revenues	$2,079,203	$2,894,128	$5,060,143	$4,220,776

Disaggregated information of revenues by regions are as follows:

	For the three months ended		For the six months ended
	January 31,		January 31,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Hong Kong	$1,997,203	$2,151,434	$4,573,373	$3,202,451
Vietnam	–	538,694	166,770	712,225
Japan	82,000	204,000	320,000	304,850
Singapore	–	–	1,250	1,250
Total revenues	$2,079,203	$2,894,128	$5,060,143	$4,220,776

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Six Months Ended January 31, 2025

(Unaudited)

NOTE 10 — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

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

PARENT COMPANY BALANCE SHEET

	January 31,	July 31,
	2025	2024

ASSETS
Cash	$11,876	$14,621
Prepaid expense	5,445	1,820
Investment in subsidiaries	687,174	781,661
Total Assets	$704,495	$798,102

LIABILITIES
Accounts payable and other accrued liabilities	166,800	54,000
Payable to subsidiaries	512,416	312,416
Due to related parties	2,271	2,271
Total Liabilities	$169,071	$56,271

Stockholders’ Equity
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; no shares issued and outstanding as of January 31, 2025 and July 31, 2024	–	–
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 shares issued and outstanding as of January 31, 2025 and July 31, 2024	8	8
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,781,803 shares issued and outstanding as of January 31, 2025 and July 31, 2024	1,478	1,478
Additional paid-in capital	962,416	962,416
Accumulated deficit	(428,478)	(222,071)
Total Stockholders’ Equity	535,424	741,831

Total Liabilities and Stockholders’ Equity	$704,495	$798,102

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Six Months Ended January 31, 2025

(Unaudited)

PARENT COMPANY STATEMENT OF OPERATIONS

	For the six months ended January 31,
	2025	2024

EXPENSE:
General and administrative	$(265,185)	$(197,930)

OTHER INCOME
Gain from investment in subsidiaries	31,387	263,279
Other income net	27,391	–
Total other income	58,778	263,279

Net (loss)	$(206,407))	$65,349

PARENT COMPANY STATEMENT OF CASH FLOWS

	For the six months ended January 31,
	2025	2024

Cash flows from operating activities:
Net (loss)	$(206,407)	$65,349
Adjustments to reconcile net income to net cash provided by operating activities:
Share of (gain) from investment in subsidiaries	(31,387)	(263,279)
Change in operating assets and liabilities:
Prepaid expense and other assets	(3,625)	1500
Accounts payable and other accrued liabilities	112,799	(7,578)
Net cash (used in) operating activities	(128,620)	(204,008)

Cash flows from financing activities:
Proceeds received from private offerings		433,213
Repayment of operating funds to related party		(178,097)
Operating proceeds from subsidiaries	200,000	–
Deferred offering costs incurred	(74,125)	–
Net cash provided by financing activities	125,875	255,116

Net (decrease) increase in cash and cash equivalents	(2,745)	51,108
Cash and cash equivalents at beginning	14,621	66,553
Cash and cash equivalents at ending	$11,876	$117,661

NOTE 11 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has performed subsequent events procedures through the date these financial statements were issued and determined that there are no reportable subsequent events.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors,” that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this prospectus.

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

Roshing currently does not own or operate any transportation assets. By leveraging our senior management’s expertise in the global logistics industry and adopting an asset-light strategy at the early stage, Roshing has seen a significant growth in logistics revenue since 2023. Shufang Gao, our Chief Executive Officer previously worked for a globally renowned shipping conglomerate, acquiring over 20 years of management experience. His expertise spans shipping operation management, and logistics transportation. Leveraging this experience, he has provided the Company with the managerial framework to expand its global logistics business, as well as access to relevant customer and supplier resources in the shipping industry. Roshing’s business is primarily carried out in Hong Kong and other locations in the Asia-Pacific region, mainly in Japan, South Korea, Vietnam. Roshing’s logistics services also include the shipment of goods to African countries.

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

International Trade Environment. The demand for our shipping operation services is driven by the levels of international trade, which is in turn affected by global political, economic or social conditions. Any changes in a particular country’s trade policy could trigger retaliatory actions by affected countries, potentially eventually resulting in a trade war, which could increase the cost of goods and thus reduce customer demand for products if the parties have to pay tariffs which increase their prices or if trading partners limit their trade with the particular country. Our business is also susceptible to downturns and disruptions in the business activities of their direct customers that are beyond their control. If sales in a particular geographical market in which our direct customers operate decline, due to unstable regional and/or global political and economic conditions, such decline will likely lead to a corresponding plunge in the international trade volume which, in turn, could reduce the demand for freight forward services and adversely affect our results of operations.

Our Ability to Source Cargo Space from Vendors on a Cost-Efficient Manner. A significant portion of our cost of revenue is the fees that we pay to our vendors. As a result, our results of operation depend on our ability to source vendors in a cost-efficient manner by obtaining a favorable price and effectively controlling the cost.

Results of Operations

Comparison of the three months ended January 31, 2025 and 2024

	For the three months ended January 31,
	2025	2024	Change	Change Percentage
Revenues	$2,079,203	$2,894,128	$(814,925)	(28%)
Cost of Revenues	1,999,225	2,555,024	(555,799)	(22%	)
Gross profit	79,978	339,104	(259,126)	(76%	)
Selling and marketing	15,036	133,763	(118,727)	(89%	)
General and administrative	171,211	136,721	34,490	25%
(Loss) income from operations	(106,269)	68,620	(174,889)	(255%	)
Provision for (benefit from) income taxes	4,702	(7,141)	11,843	(166%	)
Net (loss) income	(110,971)	100,714	(211,685)	(210%	)
Less: net income attributable to non-controlling interest	2,380	19,581	(17,201)	(88%	)
Net (loss) income attributable to Tianci	$(113,351)	$81,133	$(194,484)	(240%	)

Comparison of the six months ended January 31, 2025 and 2024

	For the six months ended January 31,
	2025	2024	Change	Change Percentage
Revenues	$5,060,143	$4,220,776	$839,367	20%
Cost of Revenues	4,751,734	3,647,895	1,103,839	30%
Gross profit	308,409	572,881	(264,472)	(46%	)
Selling and marketing	100,224	235,834	(135,610)	(58%	)
General and administrative	431,604	255,426	176,178	69%
(Loss) income from operations	(223,419)	81,621	(305,040)	(374%	)
Provision for income taxes	6,891	11,972	(5,081)	(42%	)
Net (loss) income	(202,919)	94,602	(297,521)	(314%	)
Less: net income attributable to non-controlling interest	3,488	29,253	(25,765)	(88%	)
Net (loss) income attributable to Tianci	$(206,407)	$65,349	$(271,756)	(416%	)

Revenues

During the three and six months ended January 31, 2025, our revenue decreased to $2,079,203 for the three months ended January 31, 2025 from $2,894,128 for the three months ended January 31, 2024 and increased to $5,060,143 for the six months ended January 31, 2025 from $4,220,776 for the six months ended January 31, 2024. The decrease in the second quarter was primarily attributable to decreasing order size from a major Vietnamese customer. However, we managed to grow our logistics business by 20% in the six months ended January 31, 2025 as compared to same period in 2024. And we believe the decline in the second quarter is temporary.

As we pivoted to the logistics service business, our revenue streams for the three and six months ended January 31, 2025 and 2024 are categorized as follows. The logistics service revenue represented 99% and 95% of our total revenue respectively in the three and six months ended January 31, 2025, . We believe this trend will continue as we keep growing our logistics business line, and the proportion of our historical product and other services revenue is likely to keep decreasing.

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2025	2024	2025	2024
Global Logistics Service Revenue	$2,070,083	$2,819,056	$4,829,776	$4,000,776
Product Revenue	–	43,479	–	103,381
Other Service Revenue	9,120	31,593	230,367	116,619
Total	$2,079,203	$2,894,128	$5,060,143	$4,220,776

Cost of Revenues

Total cost of revenues decreased by 22% from $2,555,024 to $1,999,225 for the three months ended January 31, 2025 and increased by 30% from $3,647,895 to $4,751,734 for the six months ended January 31, 2025. The change was in line with change on revenue in each period.

Our cost of revenues from our revenue categories are summarized as follows:

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2025	2024	2025	2024
Cost of Global Logistics Service	$1,995,569	$2,504,764	$4,586,434	$3,534,734
Cost of Product	–	37,080	–	87,088
Cost of Other Service	3,656	13,180	165,300	26,073
Total	$1,999,225	$2,555,024	$4,751,734	$3,647,895

Our cost of revenues from global logistics services represented 99.8% and 96.5% of total cost of revenues during the three and six months ended January 31, 2025, respectively. Cost of global logistics services primarily include the cargo space charged by direct ocean carriers, freight forwarders and ancillary logistics services fees.

Our cost of revenues from hardware product sales decreased by 100% for the three and six month periods ended January 31, 2025, respectively, reflecting the reduction in our revenue from hardware product sales.

Gross Profit

Our gross profits from our each of revenue category are summarized as follows:

Margins

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2025	2024	2025	2024
Global Logistics Service
Gross Profit Margin	$74,514	$314,292	$243,342	$466,042
Gross Profit Margin	3.6%	11.1%	5.0%	11.6%
Hardware Product Sales
Gross Profit Margin	$–	$6,399	$–	$16,293
Gross Profit Percentage	–	14.7%	–	15.8%
Other Services
Gross Profit Margin	$5,464	$18,413	$65,067	$90,546
Gross Profit Percentage	59.9%	58.3%	28.24%	77.64%
Total
Gross Profit Margin	$79,978	$339,104	$308,409	$572,881
Gross Profit Percentage	3.9%	11.7%	6.1%	13.6%

Our gross profit decreased from $339,104 to $79,978 for the three months and from $572,881 to $308,409 for the six months ended January 31, 2025, respectively. The decrease in gross profit was primarily attributable to a higher growth rate on logistics costs as compared to growth rate on logistics revenue. For the three and six months ended January 31, 2025, our overall gross profit margin was 3.9% and 6.1%, respectively, a reduction from gross margins of 11.7% and 13.6% during the three and six months ended January 31, 2024. We are currently adopting a customer-friendly pricing strategy to build up our market share quickly. As we continue to grow, we plan to further diverse our service region to include long-distance shipping lines, which generally produce higher profit margins as compared to short-distance shipping lines within East Asia.

Operating Expenses

There was a decrease in operating expenses in the three months ended January 31, 2025 as compared to same period in the last year, and an increase in operating expenses in the six months ended January 31, 2025, as compared to the same period in the last year. Our operating expenses primarily include payroll expenses, commissions, advertising, rent and professional fees relating to our obligations as a public company. There was an increase in our general and administrative expenses, from $136,721 and $255,426 in the three and six months ended January 31, 2024 to $171,211 and $431,604 in the three months and six months ended January 31, 2025. The increase in general and administrative expenses was primarily attributable to increasing payroll expenses necessitated by the expansion of our growing logistics operations. The increase in general and administrative expenses was partially offset by a decrease in selling and marketing expenses as we tried to operate with less dependence on brokers for business development and cut commission expenses.

Income tax expense

Our income tax expense amounted to $4,702 and $6,891 for the three and six months ended January 31, 2025, compared to $(7,141) and $11,972 for the three and six months ended January 31, 2024, respectively. The change was due to the decrease in operating income generated by Roshing during this period.

Net Income (loss)

As a result of the foregoing, we incurred a net loss of $110,971 and $202,919 for the three and six months ended January 31, 2025. As the Company owns only 90% of its operating subsidiary, Roshing, 10% of the net income realized by Roshing was attributed to the minority interest. Therefore, the net loss for the three and six months ended January 31, 2025 attributable to the shareholders of the Company was $113,351 and $206,407, respectively. In comparison, during the three and six months ended January 31, 2024, the Company incurred a net loss of $100,714 and $94,602.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. As of January 31, 2025, we had working capital of $585,435, as our cash amounted to $180,554, our current assets were $775,104 and our current liabilities were $189,669. To date, we have financed our operations primarily through capital contributions and advances from shareholders and by private placement of securities. At January 31, 2025 we owed $2,271 to related parties (See Note 3 to the financial statements).

We believe that our liquidity and working capital will be sufficient to sustain our business operation for the next twelve months. We may, however, need additional cash resources in the future if there are changes in business conditions or other developments or if the company finds and wishes to pursue opportunities for investment, acquisition, capital expenditure, or similar actions.

We started providing shipping & freight forwarding services in 2023. Although the business grew quickly, we may require significant capital expenditure, such as acquiring transportation assets, for developing our position in the market. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following table summarizes the key components of our cash flows for the six months ended January 31, 2025 and 2024.

	For the six months ended
	January 31,
	2025	2024
Net cash provided by operating activities	$(158,450)	$109,822
Net cash used in investing activities	–	–
Net cash provided by (used in) financing activities	(74,125)	433,213
Net change in cash and restricted cash	$(232,575)	$543,035

Operating activities

Net cash of $158,450 used in operating activities for the six months ended January 31, 2025 was primarily the result of net loss of $202,919, an increase of $23,249 in prepaid expense during the period to our service vendor and a increase of $45,029 in the payment of our profit tax in Hong Kong. with the change was partially offset by a $112,747 increase in accrued liabilities.

Net cash of $109,822 provided by operating activities for the six months ended January 31, 2024 was primarily the result of net income of $94,602 and an increase of $89,040 in accrued liabilities, partially offset by an increase of $86,513 in accounts receivable during the period.

Investing activities

The company has no investing activities during the three and six month periods ended January 31, 2025 and 2024.

Financing activities

Net cash used in financing activities for the six months ended January 31, 2025 was $74,125. This was attributable to the payment of professional fees incurred in relation to a public offering of the Company’s securities.

Net cash provided by financing activities for the six months ended January 31, 2024 was $433,213. This was attributable to proceeds received from private offering of common stock.

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

In connection with the preparation of our financial statements for the six months ended January 31, 2025, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results. This was the accrual as “deferred offering costs” of amounts we have paid to professionals and others for services rendered and to be rendered in connection with a public offering of the Company’s securities. We will realize the value of these assets (and offset them against proceeds of the offering) only if the offering is placed successfully. We have accrued the payments as assets because we anticipate a successful offering. If, however, the offering fails to close, we will be required to amortize the asset as an expense immediately with no offsetting capital contribution.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended July 31, 2024.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities
There were no unregistered sales of equity securities by the Company during the second quarter of fiscal year 2025, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2025.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
Trading Arrangements. During the quarter ended January 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

31-1	Rule 13a-14(a) Certification of CEO
31-2	Rule 13a-14(a) Certification of CFO
32-1	Rule 13a-14(b) Certification of CEO
32-2	Rule 13a-14(b) Certification of CFO
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.

Date: March 12, 2025	By: /s/ Shufang Gao Shufang Gao, Chief Executive Officer

Date: March 12, 2025	By: /s/ Wei Fang Wei Fang, Chief Financial and Accounting Officer

