Form 10-Q
period 2025-04-30
Tianci International, Inc.
filed 2025-06-06
CIK 1557798

Table of Contents

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 001-42591

TIANCI INTERNATIONAL, INC.

(Exact Name of Registrant in its Charter)

Nevada	45-5440446
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Unit B, 10/F, Ritz Plaza, No. 122 Austin Road, Tsim Sha Tsui Kowloon, Hong Kong 999077
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 852-225-10781
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CIIT	Nasdaq Capital Market

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

June 6, 2025

Common Stock: 16,531,803

TIANCI INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 30, 2025

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN UNITED STATES DOLLARS)

	April 30	July 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$3,630,884	$413,129
Accounts receivable	166,752	–
Prepaid expense	725,553	1,820
Deferred offering costs	–	495,356
Total current assets	4,523,189	910,305

Other assets:
Lease security deposit	1,656	1,656
Total non-current assets	1,656	1,656

TOTAL ASSETS	$4,524,845	$911,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income taxes payable	$10,284	$62,204
Due to related parties	–	2,271
Accrued liabilities and other payables	3,615	57,476
Total current liabilities	13,899	121,951

Total liabilities	13,899	121,951

Commitments and contingencies	–	–

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; no shares issued and outstanding as of April 30, 2025 and July 31, 2024	–	–
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 shares issued and outstanding as of April 30, 2025 and July 31, 2024	8	8
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,531,803 and 14,781,803 shares issued and outstanding as of April 30, 2025 and July 31, 2024, respectively	1,653	1,478
Additional paid-in capital	5,845,505	962,416
Accumulated deficit	(1,376,465)	(222,071)
Total stockholders' equity attributable to TIANCI INTERNATIONAL, INC.	4,470,701	741,831
Non-controlling interest	40,245	48,179

Total stockholders’ equity	4,510,946	790,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,524,845	$911,961

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the three months ended April 30,		For the nine months ended April 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES
Global logistics services	$1,901,992	$1,921,874	$6,731,768	$5,922,650
Other revenue	46,223	18,472	276,590	238,472
Total Operating Revenues	1,948,215	1,940,346	7,008,358	6,161,122

COST OF REVENUES
Global logistics services	1,886,564	1,683,283	6,472,998	5,218,017
Other revenue	3,668	12,356	168,968	125,517
Total Cost of Revenues	1,890,232	1,695,639	6,641,966	5,343,534

Gross profit	57,983	244,707	366,392	817,588

Operating expenses:
Selling and marketing	63,700	91,950	163,924	327,784
General and administrative	960,583	134,473	1,392,187	389,899

Total operating expenses	1,024,283	226,423	1,556,111	717,683

Income (loss) from operations	(966,300)	18,284	(1,189,719)	99,905

Other income net	–	(47,030)	27,391	(22,077)

Income (loss) before provision for income taxes	(966,300)	(28,746)	(1,162,328)	77,828
Provision for (benefit from) income taxes	(6,891)	10,051	–	22,023

Net (loss)	(959,409)	(38,797)	(1,162,328)	55,805
Less: net income attributable to non-controlling interest	(11,422)	11,177	(7,934)	40,430

Net (loss) attributable to TIANCI INTERNATIONAL, INC.	$(947,987)	$(49,974)	$(1,154,394)	$15,375

Weighted average number of common shares*
Basic and diluted	14,971,783	14,781,803	14,843,267	9,138,539

(Loss) per common share attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$(0.06)	$(0.00)	$(0.08)	$0.01

Weighted average number of preferred shares A*
Basic and diluted	–	–	–	49,817

(Loss) per preferred share A attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$–	$–	$–	$0.01

Weighted average number of preferred shares B*
Basic and diluted	80,000	4,494	80,000	1,465

(Loss) per preferred share B attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$(0.06)	$(0.00)	$(0.08)	$0.01

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025 AND 2024

(EXPRESSED IN UNITED STATES DOLLARS)

	Series A Preferred Stock	Series A Preferred Stock amount*	Series B Preferred Stock	Series B Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total

Balance at July 31, 2024	–	$–	80,000	$8	14,781,803	$1,478	$–	$962,416	$(222,071)	$48,179	$790,010
Net loss	–	–	–	–	–	–	–	–	(93,056)	1,108	(91,948)
Balance at October 31, 2024 (unaudited)	–	$–	80,000	$8	14,781,803	$1,478	$–	$962,416	$(315,127)	$49,287	$698,062
Net loss	–	–	–	–	–	–	–	–	(113,351)	2,380	(110,971)
Balance at January 31, 2025 (unaudited)	–	$–	80,000	$8	14,781,803	$1,478	$–	$962,416	$(428,478)	$51,667	$587,091
Proceeds from public offering	–	–	–	–	1,750,000	175	–	4,724,677	–	–	4,724,852
Warrants issuance to consultant	–	–	–	–	–	–	–	158,412	–	–	158,412
Net loss	–	–	–	–	–	–	–	–	(947,987)	(11,422)	(959,409)
Balance at April 30, 2025 (unaudited)	–	$–	80,000	$8	16,531,803	$1,653	$–	$5,845,505	$(1,376,465)	$40,245	$4,510,946

	Series A Preferred Stock	Series A Preferred Stock amount*	Series B Preferred Stock	Series B Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total
Balance at July 31, 2023	80,000	$8	–	$–	5,903,481	$590	$–	$4,982	$(276,521)	$(7,691)	$(278,632)
Net loss	–	–	–	–	–	–	–	–	(15,784)	9,672	(6,112)
Balance at October 31, 2023 (unaudited)	80,000	$8	–	$–	5,903,481	$590	$–	$4,982	$(292,305)	$1,981	$(284,744)
Conversion of liabilities to common stock	–	–	–	–	445,109	44	–	445,065	–	–	445,109
Conversion of preferred stock to common stock	(80,000)	(8)	–	–	8,000,000	800	–	(792)	–	–	–
Private offering	–	–	–	–	433,213	44	–	433,169	–	–	433,213
Net loss	–	–	–	–	–	–	–	–	81,133	19,581	100,714
Balance at January 31, 2024 (unaudited)	–	$–	–	–	14,781,803	$1,478	$–	$882,424	$(211,172)	$21,562	$694,292
Private offering	–	–	80,000	$8	–	–	–	79,992	–	–	80,000
Net loss	–	–	–	–	–	–	–	–	(49,974)	11,177	(38,797)
Balance at April 30, 2024 (unaudited)	–	$–	80,000	$8	14,781,803	$1,478	$–	$962,416	$(261,146)	$32,739	$735,495

*Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the nine months ended April 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,162,328)	$55,805
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	–	356
Warrants issuance to consultant	158,412	–
Debt forgiven by related party	–	(24,814)
Change in operating assets and liabilities:
Accounts receivable	(166,752)	(82,021)
Prepaid expense	(723,733)	(850)
Lease security deposit	–	(114)
Due from related party	–	54,134
Advances from customers	–	(29,070)
Accounts payable	–	35,919
Income taxes payable	(51,920)	22,023
Operating lease liabilities	–	(356)
Accrued liabilities and other payables	(53,861)	90,464
Net cash (used in) provided by operating activities	(2,000,182)	121,476

Cash flows from financing activities:
Repayment of working capital advance to related party	(10,771)	–
Working capital advance from related party	8,500	–
Proceeds received from public or private offerings	5,439,333	513,213
Deferred offering costs incurred	(219,125)	(245,000)
Net cash (used in) provided by financing activities	5,217,937	268,213

Net (decrease) increase in cash	3,217,755	389,689
Cash, beginning	413,129	256,342
Cash, ending	$3,630,884	$646,031

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$51,920	$–

Non-Cash Activities:
Early termination of right-of-use assets and lease liabilities	$–	$6,080
Conversion of liabilities to common stock	–	445,109
Conversion of preferred stock to common stock	–	800
Deferred offering costs net against proceeds from public offering	714,481	–

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Nine Months Ended April 30, 2025

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

On June 13, 2012, Freedom Petroleum Inc. was incorporated under the laws of the State of Nevada. In May 2015, Freedom Petroleum changed its name to Steampunk Wizards, Inc.; and on November 9, 2016, Steampunk Wizards changed its name to Tianci International, Inc. (the “Company”). The Company is a holding company. As of July 31, 2024, the Company had one operating subsidiary, Roshing International Co., Limited (“Roshing”). The Company owns 90% of the capital stock of Roshing through RQS United, a wholly-owned subsidiary. The Company’s fiscal year end is July 31.

On February 13, 2023, the Company incorporated a wholly-owned subsidiary, Tianci Group Holding Limited, in the Republic of Seychelles. To date, Tianci Group Holding Limited has not carried on any business operations.

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

RQS United is a holding company incorporated on November 4, 2022 in the Republic of Seychelles. RQS United has no substantive operations other than holding 90% of the outstanding share capital of its subsidiary. Roshing, which was incorporated on June 22, 2011 in Hong Kong, is principally engaged in global logistics services. Less than 5% of its revenue for the nine months ended April 30, 2025 was derived from other business lines: sales of electronic device hardware components, development of logistics software and websites, technical consulting, and software maintenance. Roshing’s business is primarily carried out in Hong Kong.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Nine Months Ended April 30, 2025

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

Results of the nine months ended April 30, 2025 are not necessarily indicative of the results that may be expected for the year ending July 31, 2025 or any other future periods.

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

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Nine Months Ended April 30, 2025

(Unaudited)

Accounts receivable, net

Accounts receivable include trade accounts due from customers which are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of April 30, 2025 and July 31, 2024, no allowance for doubtful accounts was deemed necessary.

Prepaid Expenses

Prepaid expenses include cash deposited or advanced to vendors for purchasing goods or services that have not been received or provided. This amount is refundable and bears no interest. Prepaid expenses are classified as either current or non-current based on the terms of the respective agreements. Prepaid expenses are generally unsecured and reviewed periodically for impairment. As of April 30, 2025 and 2024, the Company made no allowance for impairment.

Fair Value Measurements

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company.

The accounting standard defines fair value, establishes as a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

Three and Nine Months Ended April 30, 2025

(Unaudited)

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

Three and Nine Months Ended April 30, 2025

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

Three and Nine Months Ended April 30, 2025

(Unaudited)

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

Advertising costs

Advertising costs amounted to $0 for the three and nine months ended April 30, 2025 and 2024, respectively. Advertising costs are expensed as incurred and included in selling and marketing expenses.

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

Three and Nine Months Ended April 30, 2025

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

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Nine Months Ended April 30, 2025

(Unaudited)

During the three months ended April 30, 2024, the Company incurred an IRS penalty of $47,030 for failure to update certain foreign-owned information schedules in a timely manner. The penalty is included in other expense in the statements of operations for the three months ended April 30, 2024. During the nine months ended April 30, 2025, the Company received a refund $27,391 from the IRS for the penalty previously charged. The refund is included in other income in the statements of operations for the nine months ended April 30, 2025.

The Hong Kong tax returns filed for 2019/2020 tax year and subsequent years are subject to examination by the applicable tax authorities.

The US tax returns filed for 2022 and subsequent years are subject to examination by the applicable tax authorities.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common stock outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of April 30, 2025 and July 31, 2024, there were 8,000,000 dilutive shares outstanding related to the convertible Series B Preferred Stock. Each share of Series B and Series A Preferred Stock is and was convertible by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate.

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

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Nine Months Ended April 30, 2025

(Unaudited)

NOTE 3 – PUBLIC OFFERING AND DEFERRED OFFERING COSTS

On April 11, 2025, the Company closed its public offering (the “Uplisting”) of 1,750,000 shares of its common stock at a price of $4.00 per share, for total gross proceeds of $7,000,000.00. The shares began trading on the Nasdaq Capital Market under the ticker symbol “CIIT” on April 10, 2025.

The Company received net proceeds of approximately $5,439,333, after deducting underwriting discounts, commissions, and offering expenses. Upon the closing of the Company’s Uplisting, deferred offering costs of $714,481 were offset against the gross proceeds and recorded as a reduction to additional paid-in capital.

NOTE 4 – PREPAID EXPENSES

On April 14, 2025, the Company entered into an advisory service agreement, which require the service vendor to identify at least three qualified acquisition targets in logistics service industry for the Company and advise on due diligence and closing.

On April 15, 2025, the Company entered into a market research and investor relations advisory service agreement with a service vendor.

As of April 30, 2025 and 2024, the Company has $725,553 and nil prepaid expenses, respectively, representing advances to service vendors. All prepaid services are expected to be received within a year.

NOTE 5 – RELATED PARTIES BALANCES AND TRANSACTIONS

Due to related parties consists of:

			April 30,	July 31,
Name	Relationship	Transaction Nature	2025	2024
RQS Capital	61.89% shareholder	Company cash collection due to RQS Capital	$–	$2,271
TOTAL			$–	$2,271

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

For the three months ended April 30, 2025 and 2024, the Company incurred management compensation expenses of $56,400 and $56,400, respectively. For the nine months ended April 30, 2025 and 2024, the Company incurred management compensation expenses of $169,200 and $176,400, respectively. These amounts are included in “general and administrative expenses” in the accompanying consolidated statements of operations.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Nine Months Ended April 30, 2025

(Unaudited)

NOTE 6 – STOCKHOLDERS EQUITY

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

The following table sets forth information, as of April 30, 2025, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

	April 30, 2025
Class	Shares Authorized	Shares Outstanding
Common Stock, $.0001 par value	100,000,000	16,531,803
Series A Preferred Stock, $.0001 par value	80,000	–
Series B Preferred Stock, $.0001 par value	80,000	80,000
Undesignated Preferred Stock, $.0001 par value	19,920,000	–

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

Three and Nine Months Ended April 30, 2025

(Unaudited)

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

On April 24, 2024, the Company sold 80,000 shares of its Series B Preferred Stock to RQS Capital Limited for a cash payment of $80,000.

Issuances of warrants

On April 11, 2025, the Company issued 87,500 warrants to a third-party consultant as consideration for strategic advisory and consulting services. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $4.8 per share. The warrants vest immediately, are exercisable through October 11, 2025, and are subject to the terms and conditions of the warrant agreement.

The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected term: 0.5 years
•	Risk-free interest rate: 4.2060%
•	Expected volatility: 1.88%
•	Dividend yield: 0%

The total grant-date fair value of the warrants was $158,412, which was recorded as a non-cash general and administrative expense for the three and nine months ended April 30. 2025, in accordance with ASC 718, Compensation—Stock Compensation. Because the warrants were issued for services, they were accounted for as equity-classified awards.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Nine Months Ended April 30, 2025

(Unaudited)

NOTE 7 – INCOME TAXES

Income Taxes

Seychelles

RQS United is incorporated in Seychelles and is not subject to tax on income generated outside of Seychelles under the current law. In addition, upon payment of dividends, no withholding tax is imposed under current law.

Hong Kong

Roshing is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Incorporated companies pay 8.25% tax on the first $2 million of profits and 16.5% on the remainder. Hong Kong income tax expenses for the nine months ended April 30, 2025 and 2024 amounted to $0 and $22,023, respectively.

For the nine months ended April 30, 2025, the loss before provision for income taxes of $1,162,328 consisted of United States source loss of $1,082,984 and Hong Kong source income of $79,344. For the nine months ended April 30, 2024, the income before provision for income taxes of $77,828 consisted of United States source loss of $348,499 and Hong Kong source income of $426,327.

Significant components of the provision for income taxes are as follows:

	For the nine months ended
	April 30, 2025	April 30, 2024

Current Hong Kong	$–	$22,023
Deferred Hong Kong	–	–
Provision for income taxes	$–	$22,023

The following table reconciles the Hong Kong statutory rates to the Company’s Hong Kong effective tax rate:

	For the nine months ended
	April 30, 2025		April 30, 2024

Hong Kong statutory income tax rate	16.50%		8.25%
Change in allowance for deferred tax assets	(16.50%	)	–%
Prior year over-accrual of provision for income taxes	–%		(3.08%	)
Effective tax rate	–%		5.17%

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Nine Months Ended April 30, 2025

(Unaudited)

Deferred tax assets are comprised of the following:

	April 30, 2025	July 31, 2024

Net operating loss carryforwards	13,107	–
Allowance for deferred tax assets	(13,107)	–
Deferred tax assets, net	–	–

For United States income tax purposes, Tianci had a net operating loss carryforward of approximately $2,498,775 at April 30, 2025. Management has not determined that it is more likely than not that this carryforward will be realized and thus the Company maintained a 100% valuation allowance for the deferred tax asset relating to the United States net operating loss carryforward. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of April 30, 2025 and July 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

As of April 30, 2025, tax years 2022 and forward generally remain open for examination for United States Federal and State tax purposes and tax years 2019 and forward generally remain open for examination for Hong Kong tax purposes.

NOTE 8 — CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash held in banks. The cash balance in each financial institution in the United States is insured by the FDIC up to $250,000. As of April 30, 2025, a cash balance of $3,074,710 was maintained at a financial institution in United States of which $2,824,710 was subject to credit risk. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately US$64,000) if the bank with which an individual/company holds its eligible deposit fails. As of April 30, 2025, a cash balance of $553,287 was maintained at a financial institution in Hong Kong of which approximately $473,796 was subject to credit risk. Management believes that the financial institution is of high credit quality and continually monitors its credit worthiness.

Customer concentration risk

For the nine months ended April 30, 2025, two customers accounted for 36.3% and 30.2% of the Company’s total revenues.

For the nine months ended April 30, 2024, two customers accounted for 63.7% and 13.9% of the Company’s total revenues.

As of April 30, 2025, two customers accounted for 57% and 43% of the Company’s total accounts receivable, respectively. As of July 31, 2024, no customer accounted for over 10% of the Company’s total accounts receivable.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Nine Months Ended April 30, 2025

(Unaudited)

Vendor concentration risk

For the nine months ended April 30, 2025, one vendor accounted for 67.0% of the Company’s total purchases. For the nine months ended April 30, 2024, two vendors accounted for 38.6% and 27.8% of the Company’s total purchases. As of April 30, 2025 and July 31, 2024, no vendor accounted for over 10% of the Company’s total accounts payable.

NOTE 9— COMMITMENTS AND CONTINGENCIES

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

Rent expenses were $2,542 and $2,484 for the three months ended April 30, 2025 and 2024, respectively, and $7,786 and $6,794 for the nine months ended April 30, 2025 and 2024, respectively.

Contingencies

From time to time, the Company may be a party to legal proceedings, as well as certain asserted and un-asserted claims. The Company was not involved in any material legal proceedings nor asserted claims as of April 30, 2025.

NOTE 10 — ENTERPRISE-WIDE DISCLOSURE

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

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Nine Months Ended April 30, 2025

(Unaudited)

Disaggregated information of revenues by business lines are as follows:

	For the three months ended		For the nine months ended
	April 30,		April 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Electronic Device Hardware Components Sales	$–	$–	$–	$103,382
Software and Website Development Services	–	–	–	19,230
Software Maintenance and Business Promotion Services	–	–	–	29,276
Business Consulting Services	46,223	18,472	276,590	86,584
Global Logistics Services	1,901,992	1,921,874	6,731,768	5,922,650
Total revenues	$1,948,215	$1,940,346	$7,008,358	$6,161,122

Disaggregated information of revenues by regions are as follows:

	For the three months ended		For the nine months ended
	April 30,		April 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Hong Kong	$1,682,962	$1,478,654	$6,256,336	$4,681,105
Vietnam	265,253	143,692	585,252	855,917
Japan	–	318,000	166,770	622,850
Singapore	–	–	–	1,250
Total revenues	$1,948,215	$1,940,346	$7,008,358	$6,161,122

NOTE 11 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has performed subsequent events procedures through the date these financial statements were issued and determined that there are no reportable subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors,” that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report.

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

Our primary line of business is global logistics. The Company, through its subsidiary, Roshing, provides global logistics services, encompassing booking, the transportation arrangement, and related logistics solutions. Roshing’s customized logistics solutions are tailored to meet the diverse needs of its customers.

For the container shipping service, Roshing charters cargo space from shipping suppliers (such as shipowners, ship carriers or non-vessel operating common carriers) and then sub-charters that space to its customers (cargo owners or cargo agents). For the bulk goods shipping service, Roshing issues fixture notes to customers, and then arranges the booking of ships, and signs chartering contracts with suppliers (such as shipowners). Roshing also tailors the selection of transport options, and arranges to transport the goods from the port of loading to the port of destination, so as to complete the performance of the contract.

Roshing currently does not own or operate any transportation assets. By leveraging our senior management’s expertise in the global logistics industry and adopting an asset-light strategy at the early stage, Roshing has seen a significant growth in logistics revenue since 2023. Shufang Gao, our Chief Executive Officer, previously worked for a globally renowned shipping conglomerate, acquiring over 20 years of management experience. His expertise spans shipping operation management and logistics transportation. Leveraging this experience, he has provided the Company with the managerial framework to expand its global logistics business, as well as access to relevant customer and supplier resources in the shipping industry. Roshing’s business is primarily carried out in Hong Kong and other locations in the Asia-Pacific region, mainly in Japan, South Korea and Vietnam. Roshing’s logistics services also include the shipment of goods to African countries.

Roshing also generates a small portion of revenue from the sale of electronic parts, and certain business and technical consulting services, independent from its global logistics business.

On April 11, 2025, we completed a $7 million initial public offering and became a listed company on Nasdaq.

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

Results of Operation

Comparison of the three months and nine months ended April 30, 2025 and 2024

	For the three months ended April 30,			Change
	2025	2024	Change	Percentage
Revenues	$1,948,215	$1,940,346	$7,869	0%
Cost of Revenues	1,890,232	1,695,639	194,593	11%
Gross profit	57,983	244,707	(186,724)	(76%	)
Selling and marketing	63,700	91,950	(28,250)	(31%	)
General and administrative	960,583	134,473	826,110	614%
(Loss) income from operations	(966,300)	18,284	(984,584)	(5,385%	)
Provision for (benefit from) income taxes	(6,891)	10,051	(16,942)	(169%	)
Net (loss) income	(959,409)	(38,797)	(920,612)	2,373%
Less: net income attributable to non-controlling interest	(11,422)	11,177	(22,599)	(202%	)
Net (loss) income attributable to Tianci	$(947,987)	$(49,974)	$(898,013)	1,797%

Comparison of the nine months ended April 30, 2025 and 2024

	For the nine months ended April 30,			Change
	2025	2024	Change	Percentage
Revenues	$7,008,358	$6,161,122	$847,236	14%
Cost of Revenues	6,641,966	5,343,534	1,298,432	24%
Gross profit	366,392	817,588	(451,196)	(55%	)
Selling and marketing	163,924	327,784	(163,860)	(50%	)
General and administrative	1,392,187	389,899	1,002,288	257%
(Loss) income from operations	(1,189,719)	99,905	(1,289,624)	(1,291%	)
Provision for income taxes	–	22,023	(22,023)	(100%	)
Net (loss) income	(1,162,328)	55,805	(1,218,133)	(2,183%	)
Less: net income attributable to non-controlling interest	(7,934)	40,430	(48,364)	(120%	)
Net (loss) income attributable to Tianci	$(1,154,394)	$15,375	$(1,169,769)	(7,608%	)

Revenues

Our total revenue increased slightly by 0.4%, or $7,869, to $1,948,215 for the three months ended April 30, 2025, from $1,940,346 for the three months ended April 30, 2024. The change was primarily attributable to an increase of $27,751 on other revenue, partially offset by a decrease of $19,882 in revenue from logistics services.

Our total revenue increased by 13.8%, or $847,236, to $7,008,358 for the nine months ended April 30, 2025, from $6,161,122 for the nine months ended April 30, 2024. The increase was primarily attributable to an increasing customer base, especially the number of high-paying customers that each contributed more than $100,000 in this period.

As we pivoted to the logistics service business, our revenue streams for the three and nine months ended April 30, 2025 and 2024 are categorized as follows: the logistics service revenue represented 98% and 96% of our total revenue in the three and nine months ended April 30, 2025, respectively. We believe this trend will continue as we keep growing our logistics business line, and the proportion of our historical product and other services revenue is likely to keep decreasing.

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2025	2024	2025	2024
Global Logistics Service Revenue	$1,901,992	$1,921,874	$6,731,768	$5,922,650
Product Revenue	–	1	–	103,382
Other Service Revenue	46,223	18,471	276,590	135,090
Total	$1,948,215	$1,940,346	$7,008,358	$6,161,122

Cost of Revenues

Our cost of revenues from our revenue categories are summarized as follows:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2025	2024	2025	2024
Cost of Global Logistics Service	$1,886,564	$1,683,283	$6,472,998	$5,218,017
Cost of Product	–	–	–	87,088
Cost of Other Service	3,668	12,356	168,968	38,429
Total	$1,890,232	$1,695,639	$6,641,966	$5,343,534

Our cost of revenues from global logistics services represented 99.8% and 97.5% of total cost of revenues during the three and nine months ended April 30, 2025, respectively. Cost of global logistics services primarily includes cargo space charged by direct ocean carriers, freight forwarders and ancillary logistics services fees.

Total cost of revenues increased by 11.5% from $1,695,639 to $1,890,232 for the three months ended April 30, 2025 as compared to same period last year. Total cost of revenue increased by 24.3% from $5,343,534 to $6,641,966 for the nine months ended April 30, 2025. The change was in line with changes in revenue in each period. However, the rate of cost increase has outpaced that of revenue in the same period as we continue to experience growing costs from our logistics vendors but kept our service price to our customers relatively stable.

Gross Profit

Our gross profits from each of our revenue categories are summarized as follows:

Margins

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2025	2024	2025	2024
Global Logistics Service
Gross Profit Margin	$15,428	$238,591	$258,770	$704,633
Gross Profit Margin	0.81%	12.41%	3.84%	11.90%
Hardware Product Sales
Gross Profit Margin	$–	$–	$–	$16,294
Gross Profit Percentage	–	–	–	15.76%
Other Services
Gross Profit Margin	$42,555	$6,115	$107,622	$96,661
Gross Profit Percentage	92.06%	33.11%	38.91%	71.55%
Total
Gross Profit Margin	$57,983	$244,707	$366,392	$817,588
Gross Profit Percentage	2.98%	12.61%	5.23%	13.27%

Our gross profit decreased from $244,707 to $57,983 for the three months and from $817,588 to $366,392 for the nine months ended April 30, 2025, respectively. The decrease in gross profit was primarily attributable to a higher growth rate on logistics costs as compared to the growth rate on logistics revenue as we continue to experience rising logistics costs while our service price remains relatively stable. For the three and nine months ended April 30, 2025, our overall gross profit margin was 2.98% and 5.23%, respectively, a reduction from gross margins of 12.61% and 13.27% during the three and nine months ended April 30, 2024. We are currently adopting a customer-friendly pricing strategy to build up our market share quickly. As we continue to grow, we plan to further diversify our service region to include long-distance shipping lines, which generally produce higher profit margins as compared to short-distance shipping lines within East Asia. Our negotiation power over service vendors would also grow as our business grows, and vice versa.

Operating Expenses

There was a significant increase in operating expenses in the three months and nine months ended April 30, 2025 as compared to the same period in the last year. Our operating expenses primarily include payroll expenses, commissions, advertising, rent and professional fees relating to our obligations as a public company. There was an increase of $826,110 in our general and administrative expenses, from $134,473 for the three months ended April 30, 2024 to $960,583 in the three months ended April 30, 2025. There was an increase of $1,002,288 in our general and administrative expenses, from $389,899 for the nine months ended April 30, 2024 to $1,392,187 for the nine months ended April 30, 2025. The significant increase in general and administrative expenses was primarily attributable to 1) a charge of $166,667 as we entered into a merger & acquisition advisory service agreement with a service vendor for identifying qualified logistics service target companies; 2) a charge of $166,667 as we entered into a public relations service agreement with a service vendor to manage our public relations as a Nasdaq listed public company; 3) a one-time cash bonus of $200,000 to certain managements for successfully completing our initial public offering; 4) a representative warrant with a value of $158,412 that we issued to our underwriter upon completion of the initial public offering, the warrant having vested immediately and being exercisable in six months after issuance; and 5) an increase of $76,035 in accounting and audit related expenses. The increase in general and administrative expenses was partially offset by a decrease in selling and marketing expenses, which were $63,700 and $163,924 for the three months and nine months ended April 30, 2025, as compared to $91,950 and $163,924 for the same periods in last fiscal year. The reduction evidences our efforts to operate with less dependence on brokers for business development and to reduce commission-based expenses.

Income tax expense

Our income tax benefit amounted to $6,891 and $nil for the three and nine months ended April 30, 2025, as compared to income tax expenses of $10,051 and $22,023 for the three and nine months ended April 30, 2024, respectively. The change was due to the loss we incurred this year as a result of increase in operating expenses.

Net Income (loss)

As a result of the foregoing, we incurred net losses of $959,409 and $1,162,328 for the three and nine months ended April 30, 2025. As the Company owns only 90% of its operating subsidiary, Roshing, 10% of the net income realized by Roshing was attributed to the minority interest. Therefore, the net loss for the three and nine months ended April 30, 2025 attributable to the shareholders of the Company was $947,987 and $1,154,394, respectively. In comparison, during the three and nine months ended April 30, 2024, the Company incurred a net loss of $38,797 and a net income of $55,805.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. As of April 30, 2025, despite a net loss of $959,422 for the nine months then-ended, we had working capital of $4,509,290, which consisted primarily of cash in the amount of $3,630,884 that was a portion of the amount we received upon the completion of our initial public offering. To date, we have financed our operations primarily through capital contributions from shareholders, private placements of equity, and the public offering of common stock.

We believe that our liquidity and working capital will be sufficient to sustain our business operation for the next twelve months. We may, however, need additional cash resources in the future if there are changes in business conditions or other developments or if the company finds and wishes to pursue opportunities for investment, acquisition, capital expenditure, or similar actions.

We started providing shipping & freight forwarding services in 2023. Although the business grew quickly, we may require significant capital expenditure, such as acquiring transportation assets, for developing our market share. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following table summarizes the key components of our cash flows for the nine months ended April 30, 2025 and 2024.

	For the nine months ended
	April 30,
	2025	2024
Net cash provided by (used in) operating activities	$(2,000,182)	$121,476
Net cash used in investing activities	–	–
Net cash provided by financing activities	5,217,937	268,213
Net change in cash and restricted cash	$3,217,755	$389,689

Operating activities

Net cash of $2,000,182 used in operating activities for the nine months ended April 30, 2025 was primarily the result of net loss of $1,162,328, an increase of $166,752 in accounts receivable, an increase of $723,733 in prepaid expense, and a decrease of $51,920 in income taxes payable, a decrease of $53,861 on accrued liabilities following the payments from the Company, partially offset by a non-cash payment adjustment of $158,412 representing the value of the warrant issuance to our underwriter.

Investing activities

The company had no investing activities during the three and nine month periods ended April 30, 2025 and 2024.

Financing activities

Net cash provided by financing activities for the nine months ended April 30, 2025 was $5,217,937, which is primarily from our initial public offerings in the net amount of $5,439,333, partially offset by repayment of $10,771 to a related party and accrual of $219,125 in deferred offering costs upon the closing of our initial public offering.

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

In connection with the preparation of our financial statements for the nine months ended April 30, 2025, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended July 31, 2024.

ITEM 2.	UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

There were no unregistered sales of equity securities by the Company during the third quarter of fiscal year 2025, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.	OTHER INFORMATION

Trading Arrangements. During the quarter ended April 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

TIANCI INTERNATIONAL, INC.

Date: June 6, 2025	By: /s/ Shufang Gao
Shufang Gao, Chief Executive Officer

Date: June 6, 2025	By: /s/ Wei Fang Wei Fang, Chief Financial and Accounting Officer

