Form 10-K
period 2025-07-31
Tianci International, Inc.
filed 2025-10-03
CIK 1557798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JULY 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 001-42591

TIANCI INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	45-5540446
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Unit 1109, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui,

Kowloon, Hong Kong 999077

(Address of Principal Executive Offices)

Registrant’s Telephone Number: 852-26621800

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	CIIT	Nasdaq Capital Market

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

As of January 31, 2025 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $25,394,128.

As of October 3, 2025, there were 16,531,803 shares of common stock outstanding.

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

Roshing’s customized logistics solutions are tailored to meet the diverse needs of its customers. For its container shipping service, Roshing charters cargo space from shipping suppliers (such as shipowners, ship carrier or non-vessel operating common carriers) and then sub-charters that cargo space to its customers (cargo owners or cargo agents). For its bulk goods shipping service, Roshing issues fixture notes to customers and arranges the booking of ships, and signs chartering contracts with suppliers (such as shipowners). Roshing also tailors the selection of transport options, and arranges to transport the goods from the port of loading to the port of destination, so as to complete the performance of the contract.

Roshing currently does not own or operate any transportation assets. By leveraging our senior management’s expertise in the global logistics industry and adopting an asset-light strategy at the early stage, Roshing has seen a significant growth in logistics revenue since 2023. Shufang Gao, our CEO previously worked for a globally renowned shipping conglomerate, with over 20 years of management experience. His expertise spans shipping operation management, and logistics transportation. Leveraging this experience, he has provided the Company with the managerial framework to expand its global logistics business, as well as access to relevant customer and supplier resources in the shipping industry. We are also launching global mineral trade business and currently accumulating a high-grade inventory of industrial metals. We intend to integrate the distribution of ore with our existing shipping operations to provide end-to-end supply chain solutions for metallurgical and steelmaking customers. Roshing’s business is primarily carried out in Hong Kong and other locations in the Asia-Pacific region. We are strategically extending our services to other continents.

Roshing also generates a small portion of revenue from the sale of electronic parts, and certain business and technical consulting services, independent from its global logistics business.

Our Services

Our operations, conducted through Roshing, include providing the following services to our customers.

I. Global Logistics Services

Our global logistics services provided through Roshing accounted for the vast majority of our revenue for the years ended July 31, 2025 and 2024. These services encompass shipping operations and related logistics solutions. Roshing customizes its logistics solutions to meet the diverse needs of its customers, including the optimization of shipping routes and the utilization of vessels with different tonnages. As a global logistics enterprise, depending on the type of cargo, Roshing provides container shipping and bulk goods shipping services. Container shipping is generally for small merchandise which can be palletized and fit into a container. Bulk goods shipping is generally for bulk commodities, such as lumber, steel, construction materials, chemicals, and agricultural products.

a. Container shipping

Roshing’s container shipping service includes:

i.	Contract and Quotation Management: Providing quotes to customers based on the number of containers, size of containers, routes, shipping dates and various other factors.

ii.	Financial Management:

•	Cost Management: Managing and optimizing the costs associated with cargo transportation.

•	Billing and Collection: Handling the billing process and ensuring the timely collection of payments.

iii. Risk Management: Implementing strategies to identify, assess, and mitigate risks associated with cargo transportation.

b. Bulk goods shipping

Roshing’s bulk goods shipping service includes:

i.	Customer Service and Communication: Providing ongoing support and clear communication to customers throughout the shipping process, addressing any queries or issues promptly.

ii.	Fixture Note and Quotation Management

•	Fixture Note: Managing and maintaining transport contracts to ensure clear and effective agreements for bulk shipping.

•	Quotation Services: Offering detailed quotations for bulk shipping services, helping customers understand and proposing plans for budget control.

iii.	Chartering: Arranging the chartering of bulk cargo vessels including negotiating terms and conditions.

iv.	Ship Operations Management: Overseeing and supervising the day-to-day operations of the ships involved in bulk cargo transportation.

v.	Cooperation and Coordination: Facilitating collaboration and coordination between various stakeholders involved in the shipping process, such as port authorities, cargo handlers, and other service providers.

vi.	Financial Management

•	Cost Management: Monitoring and optimizing the costs associated with bulk cargo transportation to ensure efficiency and cost-effectiveness.

•	Billing and Collection: Handling the billing processes and ensuring timely collection of payments.

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

a.	Long-term cooperation service agreements

•	Roshing has a long-term cooperation agreement with container suppliers which grants it priority for container space and preferential prices.

b.	Customer source and inquiry quotation

•	Current container shipping logistics customers of Roshing mainly come from the direct business contacts of the Company’s management. Roshing’s customers are mainly cargo owners, cargo agents, international trade companies and large commodity buyers. At present, the main cargo types of container shipping include auto parts, electronics and electrical products, clothing and shoes and small consumer products. The primary routes are from Asia to Africa, America, Europe and Australia.

•	Customer Inquiry: The customer usually makes an inquiry to Roshing based on the product name, category, quantity, volume, weight, departure port, destination port, arrival time or delivery time of the goods.

•	Quotation: Roshing generates shipping quotes for its clients based on the size, type and quantity of containers, the customer’s date, shipping providers and route needs.

c.	Contract signing and fee collection

•	The customer places a confirmation order with Roshing, usually in the form of booking order which includes route, shipper, consignee, name of vessel, loading port, discharge port, container type, container quantity, cargo quantity, cargo description, gross weight and other information.

•	Roshing issues an invoice and debit note to the customer for fee collection.

d.	Container freight payment

•	Roshing notifies the supplier (shipowner, ship carrier, non-vessel operating common carriers and freight forwarder) to confirm the booking information, and the supplier issues an invoice to Roshing for payment.

•	Roshing makes payment to the supplier and ensures that the supplier completes the shipment according to the agreed upon terms.

e.	Transportation arrangements

•	The customer is responsible for loading goods, container trailers, customs declaration, purchase of insurance and delivery of containers to the container yard at the loading port prior to the shipping cutoff date.

•	After the customer completes the customs declaration and releases the products, the shipowner loads the containers onto the vessel and ships them to the designated port of destination according to the selected route. During this period, Roshing notifies the shipowner or the freight forwarder to issue a sea waybill or proforma to the customer detailing the condition that the freight has been received.

•	After discharging the goods at the destination port, the shipowner will notify the local freight forwarder designated by the customer to complete the customs clearance of the goods and land transportation of the containers to their destination.

f.	Follow up work

•	Roshing oversees the shipment process to ensure it meets the customer’s satisfaction.

2. Bulk goods shipping process

Roshing’s bulk shipping operator services encompass a broad range of bulk merchandise, including steel, building materials, and engineering materials. Roshing provides customized maritime logistics solutions for customers. At present, Roshing’s main bulk shipping route covers Japan, South Korea and Vietnam. To ensure that its customers receive customized shipping plans, Roshing closely follows shipping industry development trends, analyzes the characteristics of its customer’s goods, the port of destination, and timing requirements. Roshing also constantly optimizes the route layout to improve transportation efficiency and ensure that the goods arrive at the destination safely and on time.

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

iii. Transportation Fee payment: Roshing usually pays the transportation fee to the shipping supplier in 3-4 days. If there are other fees, such as processing fees, port fees, commission, agency fees and other related fees, the fees are settled according to the customer’s contract with Roshing.

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

To maintain competitiveness, Roshing focuses on providing high-quality customized services, leveraging expertise, and maintaining strong relationships with customers through dedicated support and tailored solutions.

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

Our Growth Strategies

Our growth plan includes a continued focus on the global logistics service as our primary business segment. We intend to use a portion of the proceeds from our recent public offering to scale up our shipping operations, including chartering additional vessels. We believe that the expansion of shipping operations will allow us to provide more cost-effective shipping options to our clients, particularly those with large load needs. Or strategies for growth include:

•	Global logistics Network Expansion and Collaborative Partnerships: We aim to broaden our global presence to South America and Africa and forge strategic alliances with regional partners to ensure that we remain agile and responsive to the dynamic demand of the market.

•	Development of a proprietary presence in the global market for bulk chrome and manganese ore. We are currently accumulating a high-grade inventory of these industrial metals by sourcing directly from resource-rich regions. We intend to integrate the distribution of ore with our existing shipping operations to provide end-to-end supply chain solutions for metallurgical and steelmaking customers.

•	Environmental Responsibility and Sustainable Practices: We are committed to environmental responsibility and sustainable practices, and as such, we plan to prioritize environmentally friendly ship cooperation. Through the optimization of transportation routes and the reduction of carbon emissions, we aim to further demonstrate our dedication to sustainability and contribute to a greener future.

•	Continuous Training and Development: We intend to prioritize continuous training and development for our team members to uphold professionalism and ensure their skills remain aligned with industry advancements.

II. Other Product & Services

•	Electronic Device Hardware: Roshing is a distributor of hardware components for electronic devices and generates revenue from reselling these components and is not involved in product development and manufacturing. The main products include Wi-Fi modules, Bluetooth modules, 4G network modules, LED screens and touch screens, and software technical services. Roshing’s main customers are oversea traders, direct traders of hardware components, companies engaged in the assembly and sale of finished products and private label entities seeking electronic component procurement with light customization.

•	Software Technical Services: Roshing provides technical consulting and training services to help customers, generally its existing customers, to better understand and properly use its customized software and related hardware. Roshing also provides software maintenance service to keep customer’s software up to date and assists customers in promoting business with ongoing marketing support.

•	Business Consulting Services: Roshing provides business consulting services to help customers apply for immigration and non-immigration visas. The Company is responsible for performing background checks, assessment, and preparing related application paper works.

Our People and Culture

The following table sets forth the number of our full time employees by function as of July 31, 2025, July 31, 2024 and July 31, 2023:

Function	As of July 31, 2025	As of July 31, 2024	As of July 31, 2023
Senior Management	7	7	3
Human Resources and Administration	1	1	1
Finance	1	1	1
Sales and Marketing	4	2	2
Procurement	0	0	1
Technical	0	0	2
TOTAL	13	11	10

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

* * * * *

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the risks described below, as well as the other information in this Report, including our consolidated financial statements and the related notes. In addition, we may face additional risks and uncertainties not currently known to us, or which as of the date of this registration statement we might not consider significant, which may adversely affect our business. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case the trading price of our common stock could decline due to any of these risks or uncertainties, and you may lose part or all of your investment.

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

The logistics services Roshing provides are subject to accident risks, including ship collisions, cargo damage, and cargo loss. Such events can result in significant financial costs, legal liability, and reputational damage. In addition, Roshing’s logistics service involves handling a large volume of bulk merchandise and containers, through cargo and freights operated by third-party shipping suppliers across Roshing’s logistics services, and face challenges with respect to the protection and examination of these bulk merchandise and containers. Bulk merchandise and containers in its network may be delayed, stolen, damaged or lost during delivery for various reasons, and we may be perceived or found liable for such incidents. Unsafe items, such as flammables and explosives, toxic or corrosive items and radioactive materials, may damage other bulk merchandise and containers in shipping process, harm the personnel and facilities of the third-party shipping suppliers, or even injure the recipients. Furthermore, if Roshing fails to prevent prohibited or restricted items from entering into its network and if it participates in facilitating transportation and delivery of such items unknowingly, Roshing may be subject to administrative or even criminal penalties, and if any personal injury or property damage is concurrently caused, it may also be liable for civil compensation.

The logistics services for delivery of bulk merchandise and containers also involve inherent risks associated with transportation safety. From time to time, the vessels and personnel of its third-party shipping suppliers may be involved in transportation and cargo accidents, and the bulk merchandise and containers carried by them may be lost or damaged.

Roshing is also subject to worker health and safety laws and regulations that may expose us to costs and liabilities, potentially affecting its results of operations, competitive position, and financial condition adversely. These laws and regulations are stringent and comprehensive, governing the health and safety of Roshing’s and workers of third-party shipping suppliers during operations. For further details, please refer to the section titled “Regulations related to employment and labor protection” beginning on page 83.

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

Roshing charters cargo space and container loads from shipping suppliers based on a certain volume and then sub-charters that space to our customers under an order contract. Roshing obtains cargo space and container loads through direct booking and block space arrangements. Pursuant to the block space agreements, it is committed to paying for the agreed cargo space and container loads irrespective of whether it could fully utilize the allotted space. In the event it cannot fully utilize the cargo space and container loads it sourced (i.e. the actual customers’ demand for the cargo space and container loads is less than the amount of cargo space and container loads it sourced), Roshing has to sell excess cargo space and container loads. Roshing, however, cannot assure that there will not be instances where, for example, due to (a) departure timetable of the vessel; (b) popularity of the route; or (c) seasonality factors, it is unable to fully consolidate/co-load all the excess cargo space and container loads it purchased from our suppliers. In case Roshing cannot fully utilize the cargo space and container loads it obtained from its suppliers, Roshing may have to bear the costs of all the excess cargo space and container loads it purchased and its business and results of operations could be adversely affected.

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

Risk Related to Other Products & Services

Roshing has a great dependence on a limited number of suppliers and the loss of their manufacturing capability could materially impact its operations.

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

As we have not achieved significant scale, we had and expect to continue to have customer concentration. The revenue generated to date by our business has come from a small number of customers. During the year ended July 31, 2025, two customers accounted for 68.9% of our revenue. During the year ended July 31, 2024, three customers accounted for approximately 84% of our revenue. In order for Tianci to be viable as a public company, we must increase our revenue. To accomplish that, we must expand our customer base. If we fail to multiply our customers, Tianci’s stock may have no significant value. There are inherent risks whenever a large percentage of revenues are concentrated with a limited number of customers. We are unable to predict the future level of demand for our services that will be generated by these customers. In addition, we cannot assure that any of our customers in the future will not cease purchasing logistics services from us, or that our cooperating agents will continue introducing clients to us. Should they favor logistics services from our competitors, significantly reduce orders, or seek price reductions in the future, any such event could have a material adverse effect on our revenue, profitability, and results of operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

•	There is an inadequate segregation of duties consistent with control objectives. The Company’s management is limited in number, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

We may become an attractive target for intellectual property attacks in the future with the increasing recognition of our brand. Any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property may not be sufficient to provide us with competitive advantages. In addition, there can be no assurance that (i) all of our intellectual property rights will be adequately protected, or (ii) our intellectual property rights will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable. As of the date of the Report, we have only two domain names: roshing.com and tianci-ciit.com. We have not owned or had rights to any other intellectual property, such as patents, copyrights, trademarks, etc.

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

Our bylaws, amended articles of incorporation and Nevada law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

•	providing our board of directors with the express power to postpone previously scheduled annual meetings;

•	permitting the removal of directors only upon vote or written consent of stockholders representing not less than two-thirds (2/3) of the issued and outstanding capital stock entitled to voting power; and

•	restricting the ability to adopt a new bylaw upon a majority vote of stockholders. The Board shall have the power to amend, alter, change, or repeal any provision contained in the bylaws of incorporation.

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

The Directors confirm that, as of the date of this Report, we and our subsidiaries have received all requisite permissions or approvals from the Hong Kong authorities to operate its business in Hong Kong, including but not limited to obtaining a business registration certificate. However, we are aware that laws, regulations, or policies in Hong Kong could change in the future. If (i) we or our subsidiaries do not receive or maintain such permissions or approvals, (ii) we or our subsidiaries inadvertently conclude that any other permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, our operations and financial condition could be materially adversely affected, and our ability to offer securities to investors could be significantly limited or completely hindered and the securities currently being offered may substantially decline in value and become worthless.

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

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by Roshing. The Mainland China laws and regulations do not currently have any material impact on transfers of cash from Roshing to Tianci or from Tianci to Roshing. However, the Chinese government may, in the future, impose restrictions or limitations on our ability to transfer money out of Hong Kong, to distribute earnings and pay dividends to and from the other entities within our organization, or to reinvest in our business outside of Hong Kong. Such restrictions and limitations, if imposed in the future, may delay or hinder the expansion of our business to outside of Hong Kong and may affect our ability to receive funds from our operating subsidiary in Hong Kong. The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case, that restrict or otherwise unfavorably impact the ability or way we conduct our business, could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are implemented, our business, financial condition and results of operations could be adversely affected and such measures could materially decrease the value of our common stock.

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

Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, Hong Kong has a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. However, based on recent political development, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. Hong Kong’s preferential trade status was removed by the United States government and the United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from Mainland China. These and other recent actions may represent an escalation in political and trade tensions involving the U.S., China and Hong Kong, which could potentially harm our business.

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

On April 21, 2020, the SEC Chairman and PCAOB Chairman, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

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

Bush & Associates CPA LLC issued the audit report for our Company for the years ended July 31, 2025 and July 31, 2024. Bush & Associates CPA LLC serves as an auditor of companies that are traded publicly in the United States and is a firm registered with the PCAOB, is subject to laws in the United States, pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Bush & Associates CPA LLC is headquartered in Henderson, Nevada and has been inspected by the PCAOB on a regular basis.

The PCAOB is continuing to demand complete access in Mainland China and Hong Kong moving forward and is already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCA Act if needed. If the PCAOB in the future again determines that it is unable to inspect and investigate completely auditors in Mainland China and Hong Kong, then the companies audited by those auditors would be subject to a trading prohibition on U.S. markets pursuant to the HFCA Act and/or the AHFCAA. We cannot assure you that the NASDAQ Capital Market or other regulatory authorities would not apply additional or more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

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

In addition, where Roshing employs any employees, it is required by Hong Kong laws and regulations to maintain various statutory employee benefits, including mandatory provident fund scheme and work-related injury insurance, to provide statutorily required paid sick leave, annual leave and maternity leave, and make severance payments or long service payments. See “Regulations — Regulations Related to our Business Operation in Hong Kong — Regulations related to employment and labor protection” for details. The relevant government agencies may examine whether an employer has complied with such requirements, and those employers who fail to comply commit a criminal offence and may be subject to fines and/or imprisonment. For example, under the Employees’ Compensation Ordinance (Chapter 282 of the Laws of Hong Kong), an employer who fails to comply with the ordinance to secure an insurance cover commits an offence and is liable on conviction upon indictment to a maximum fine of HK$100,000 (approximately US$13,000) and imprisonment for two years. Under the Mandatory Provident Fund Schemes Ordinance (Chapter 485 of the Laws of Hong Kong), an employer who, without reasonable excuse, fails to enroll employees in an MPF scheme pursuant to the ordinance commits an offence and is liable on conviction to a fine of HK$350,000 (approximately US$45,000) and to imprisonment for three years. Therefore, failure to comply with applicable laws and regulations concerning employment and labor protection by Roshing may result in material and adverse effect on Roshing’s business, our financial condition and operating results. As of the date of this Report, we believe that Roshing is in compliance with applicable Hong Kong laws and regulations concerning employment and labor protection in all material respects.

You may incur additional costs and procedural obstacles in effecting service of legal process, enforcing foreign judgments or bringing actions in Hong Kong against us or its management named in the Report based on Hong Kong laws.

Currently, all of our operations are conducted outside the United States, and all of our assets are located outside the United States. Some of our directors and officers are Hong Kong nationals or residents. You may incur additional costs and procedural obstacles in effecting service of legal process, enforcing foreign judgments or bringing actions in Hong Kong against us or its management named in this Report. If you want to enforce a judgment of the United States in Hong Kong, it must be a final judgment conclusive upon the merits of the claim, for a liquidated amount in a civil matter and not in respect of taxes, fines, penalties, or similar charges, the proceedings in which the judgment was obtained were not contrary to natural justice, and the enforcement of the judgment is not contrary to public policy of Hong Kong. Such a judgment must be for a fixed sum and must also come from a “competent” court as determined by the private international law rules applied by the Hong Kong courts.

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

On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the Data Security Law, which took effect on September 1, 2021. The Data Security Law requires that data shall not be collected by theft or other illegal means, and it also provides for a data classification and hierarchical protection system. The data classification and hierarchical protection system protects data according to its importance in economic and social development, and the damages it may cause to national security, public interests, or the legitimate rights and interests of individuals and organizations if the data is falsified, damaged, disclosed, illegally obtained or illegally used, which protection system is expected to be built by the state for data security in the near future. On November 14, 2021, the CAC published the Regulations on the Data Security Administration Draft, or the Data Security Regulations Draft, to solicit public opinion and comments. Under the Data Security Regulations Draft, an overseas initial public offering to be conducted by a data processor processing the personal information of more than one million individuals shall apply for a cybersecurity review. Data processor means an individual or organization that independently makes decisions on the purpose and manner of processing in data processing activities, and data processing activities refers to activities such as the collection, retention, use, processing, transmission, provision, disclosure, or deletion of data. Currently we do not expect the Cybersecurity Review Measures to have an impact on the business and operations of our Hong Kong operating subsidiary, Roshing, because (i) Roshing is incorporated and primarily operating in Hong Kong without any subsidiary or VIE structure in Mainland China; and (ii) Roshing was not informed by any PRC governmental authority of any requirement that it file for a cybersecurity review in connection with its recent public offering. Based on laws and regulations currently in effect in the PRC as of the date of this Report, we believe Roshing is not required to pass the cybersecurity review of the CAC in order to list our common stock in the U.S.

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

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. Compared to the Draft Filing Measures, the Trial Measures further clarified and emphasized that the comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” shall comply with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: a) 50% or more of the issuer’s operating revenue, total profits, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year are accounted for by PRC domestic companies, and b) the main parts of the issuer’s business activities are conducted in Mainland China, or its main places of business are located in Mainland China, or the majority of senior managers in charge of its business operation and management are Chinese citizens or domiciled in mainland China. Furthermore, the Trial Measures and its supporting guidelines provide a negative list of types of issuers banned from listing overseas, the issuers’ obligation to comply with national security measures and the personal data protection laws, and certain other matters such as the requirements that an issuer (i) file with the CSRC within three business days after it submits an application for initial public offering to the competent overseas regulator and (ii) file subsequent reports with the CSRC on material events, including change of control and voluntary or forced delisting, after its overseas offering and listing.

As the Trial Measures are newly issued, there remains uncertainty as to how it will be interpreted or implemented. Therefore, we cannot assure you that when the Company is subject to such filing requirements, we will be able to get clearance from the CSRC in a timely manner, or at all, even though we believe that none of the situations that would clearly prohibit overseas listing and offering applies to us. Based on laws and regulations currently in effect in the PRC as of the date of this Report, we believe we are not required to obtain regulatory approval from the CSRC or go through the filing procedures under the Trial Measures before our common stock can be listed or offered in the U.S. because a) we do not, directly or indirectly, own or control any entity or subsidiary in Mainland China, and b) none of our business activities are conducted in Mainland China, and our main places of business are not located in Mainland China, and the majority of senior managers in charge of our business operation and management are Hong Kong citizens and domiciled in Hong Kong.

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

As of the date of this Report, on the basis that (i) we are a Nevada company and our only operating subsidiary, Roshing, is a Hong Kong company and is headquartered in Hong Kong, neither entity has operations in Mainland China; (ii) we do not, directly or indirectly, own or control any entity or subsidiary in Mainland China, nor are us controlled by any Mainland Chinese company or individual directly or indirectly; (iii) we currently do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a VIE structure with any entity in Mainland China; (iv) only few of Roshing’s customers are Mainland China residents, which contributed 0.4% and nil of our revenue for the years ended July 31, 2024 and 2025, respectively; (v) the majority of our senior managers in charge of the Company’s business operation and management are Hong Kong nationals and domiciled in Hong Kong; and (vi) all of Roshing’s employees are Hong Kong residents, it is our opinion that we and our subsidiaries are not required to obtain any permissions or approvals from the Mainland China authorities, including but not limited to the CSRC, to operate Roshing’s business or to list our securities on the U.S. exchanges and offer securities, including but not limited to issuing our common stock to foreign investors. We and our subsidiaries have not applied for, or been denied of any such permissions or approvals from the authorities of Mainland China. In addition, it is our opinion that we are not subject to the cybersecurity review by the CAC over data security and our offerings because we are a Nevada company and our only operating subsidiary is a Hong Kong company, and neither entity has operations in Mainland China.

Further, we expect that our and our subsidiaries’ operations will continue to be conducted in Hong Kong, as is the case as of the date of this Report. Therefore, we believe that the chance that we and our subsidiaries will be required to obtain any permissions or approvals from the governmental authorities of Mainland China for our operations, or the listing of our securities on the U.S. exchanges and the offering of our securities in the future is very remote. If (i) we and our subsidiaries do not receive or maintain such permissions or approvals, should such approvals be required in the future by the PRC government, (ii) we and our subsidiaries inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, our operations and financial condition could be materially adversely affected, and our ability to offer securities to investors could be significantly limited or completely hindered and the securities currently outstanding may substantially decline in value and become worthless. Consequently, our operations and financial condition could be materially adversely affected, and our ability to offer securities to investors could be significantly limited or completely hindered and the securities currently being offered may substantially decline in value and become worthless.

Since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also highly uncertain what potential impact such modified or new laws and regulations will have on our daily business operations, its ability to accept foreign investments and the listing of our common stock on a U.S. or other foreign exchanges. If there is significant change to current political arrangements between Mainland China and Hong Kong, the PRC government intervenes or influences operations of companies operated in Hong Kong like us, or exerts more control through change of laws and regulations over offerings conducted overseas and/or foreign investment in issuers like us, it may result in a material change in our operations and/or the value of the securities we are registering for sale or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our common stock to significantly decline or become worthless.

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

On May 10, 2024, the company paid $20,184.43 by check to IRS for the tax period ending July 31, 2023.

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

Risks Related to Our Common Stock

An active, liquid, and orderly market for our common stock may not develop.

Our common stock is now listed for trade on Nasdaq Capital Market. The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Several analysts may cover our stock. If one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline. An active trading market for our common stock may never develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors to sell their shares of common stock without depressing the market price and investors may not be able to sell their securities at all. An inactive market may also impair our ability to raise capital by selling our securities and may impair our ability to acquire other businesses, applications, or technologies using our securities as consideration, which, in turn, could materially adversely affect our business and the market prices of your shares of common stock.

Our articles of incorporation allow our board to create a new series of preferred stock without further approval by our Stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 80,000 shares of Series A Preferred Stock and 20,000,000 shares of undesignated preferred stock. The Board of Directors has the authority, without stockholder approval, to amend the Company’s Articles of Incorporation to divide the class of undesignated Preferred Stock into series, and to determine the relative rights and preferences of the shares of each series, including (i) voting power, (ii) the rate of dividend, (iii) the price at which, and the terms and conditions on which, the shares may be redeemed, (iv) the amount payable upon the shares in the event of liquidation, (v) any sinking fund provision for the redemption or purchase of the shares, and (vi) the terms and conditions on which the shares may be converted to shares of another series or class, if the shares of any series are issued with the privilege of conversion, which could decrease the relative voting power of our common stock or result in dilution to our existing Stockholders.

On January 27, 2023, Tianci sold 80,000 shares of its Series A Preferred Stock to RQS Capital for $24,000 cash. On January 19, 2024, the Company issued 8,000,000 shares of its common stock to RQS Capital. The shares were issued upon RQS Capital’s exercise of its right to convert 80,000 shares of Tianci’s Series A Preferred Stock into 8,000,000 shares of common stock.

On April 24, 2024, Tianci sold 80,000 shares of Series B Preferred Stock to RQS Capital. The shares were sold for a cash payment of $80,000. Each share of Series B Preferred Stock may be converted by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate. As of the date of this Report, none of the shares of Series B Preferred Stock have been converted.

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

The publication of any such commentary regarding us by a short seller may bring about a temporary, or possibly long term, decline in the market price of our common stock. No assurance can be made that we will not become a target of such commentary and declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers or otherwise.

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

Shufang Gao, the Chief Executive Officer of Tianci, through his 60% holding in RQS Capital, together with common stock owned by himself, controls securities with 57.7% of the voting power in Tianci. As a result, Mr. Gao will have the ability to:

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

In addition, Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control over us, which in turn could reduce our stock price or prevent our Stockholders from realizing a premium over our stock price.

The sale of securities by us in any equity or debt financing could result in dilution to our existing Stockholders.

Our Board of Directors is authorized to issue up to 100,000,000 shares of common stock, up to 80,000 shares of Series A Preferred stock, up to 80,000 shares of Series B Preferred stock, and up to 19,920,000 shares of undesignated preferred stock. Of those shares, approximately 103,048,197 shares remain available for issuance. Our Board of Directors will continue to have the authority to issue additional shares of common stock without consent of any of our stockholders, unless stockholder’s approval is required under law or under Nasdaq Rule 5635 which, among other things, requires stockholder approval for change of control transactions where a stockholder acquires 20% of a Nasdaq-listed company’s common stock or securities convertible into common stock, calculated on a post-transaction basis. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future and is not required to obtain stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction. In addition, our Articles of Incorporation provide that the Board can designate the voting rights, liquidation rights, dividend rights and other rights of holders of the preferred stock. The Board, therefore, could use the Preferred Stock to give an investor group disproportionate voting rights or priority over the common stock in the allocation of benefits from the operations of Roshing, including preferential dividends. The Board could also use the Preferred Stock to create a poison pill to prevent a takeover of Tianci that might be considered beneficial by the common stockholders.

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

We may not be able to satisfy the continued listing requirements of Nasdaq to maintain a listing of our common stock.

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on Nasdaq. If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our Stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

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

Item 2. Properties

Our principal executive office is located at Unit 1109, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong, covering a total area of approximately 1,200 square feet. The premises are provided by a third-party pursuant to an office rental service agreement and the service term expires in June 2027. After that, we intend to renew the service term. The office meets the office space needs of all of our business segments.

Management believes the real property leased by Roshing will be adequate for its operations for the foreseeable future.

Item 3. Legal Proceedings

Neither Tianci International nor any of its subsidiaries is party to material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the Nasdaq Capital Market under the symbol “CIIT”.

The Company’s common stock is thinly traded. The quoted bid and asked prices for the Common Stock vary significantly from week to week. An investor holding shares of the Company’s Common Stock may find it difficult to sell the shares and may find it impossible to sell more than a small number of shares at the quoted bid price.

(b) Shareholders

Our shareholders list contains the names of 127 stockholders of record of the Company’s Common Stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of July 31, 2025.

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

(e) Sale of Unregistered Securities

The Company did not make any sale of unregistered securities during the 4th quarter of fiscal year 2025.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of fiscal year 2025.

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

Our primary line of business is global shipping logistics. The Company, through its subsidiary, Roshing, provides global logistics services, encompassing booking, the transportation arrangement, and related logistics solutions. Roshing’s customized logistics solutions are tailored to meet the diverse needs of its customers.

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

Roshing also generates a small portion of its revenue from the sale of electronic parts, and certain business and technical consulting services, independent from its global logistics business.

During 2025, we prepared the Company to expand into global trade of bulk chrome and manganese ore by sourcing high-grade minerals directly from resource-rich regions and building up inventory. We intend to utilize optimized bulk vessel and container shipping, and provide end-to-end supply chain solutions for metallurgical and steelmaking customers. The introduction of the mineral trade business is expected to generate operational and strategic synergies with our existing logistics business lines, enhancing overall efficiency and value creation.

On April 11, 2025, we completed a $7 million initial public offering and became a listed company on Nasdaq.

Key factors that affect operating results

Our performance of operations and financial conditions have been, and are expected to continue to be, affected by a multitude of factors. Among the significant factors are:

Economic Conditions in Hong Kong. We are a Nevada company with operations conducted by our subsidiary Roshing, which is based in Hong Kong. Accordingly, if Hong Kong experiences any adverse economic, political or regulatory conditions, such as local economic downturn, natural disasters, contagious disease outbreaks, terrorist attacks, or if the government adopts regulations that place restrictions or burdens on us or on our industry in general, our business, financial condition, results of operations and prospects may be materially and adversely affected.

International Trade Environment. The demand for our shipping operation services is driven by the levels of international trade, which is in turn affected by global political, economic and social conditions. Any changes in a particular country’s trade policy could trigger retaliatory actions by affected countries, potentially eventually resulting in a trade war, which could increase the cost of goods and thus reduce customer demand for products if the parties have to pay tariffs which increase their prices or if trading partners limit their trade with the particular country. Our business is also susceptible to downturns and disruptions in the business activities of our direct customers that are beyond our control. If sales in a particular geographical market in which our direct customers operate decline, due to unstable regional and/or global political and economic conditions, such decline will likely lead to a corresponding plunge in the international trade volume which, in turn, could reduce the demand for freight forward services and adversely affect our results of operations.

Our Ability to Source Cargo Space from Vendors on a Cost-Efficient Manner. A significant portion of our cost of revenue is the fees that we pay to our vendors. As a result, our results of operation depend on our ability to source vendors in a cost-efficient manner by obtaining a favorable price and effectively controlling the cost.

Results of Operation

Comparison of the years ended July 31, 2025 and 2024

	For the Years Ended July 31,			Change
	2025	2024	Change	Percentage
Revenues	$9,282,997	$8,617,265	$665,732	8%
Cost of Revenues	8,832,874	7,562,086	1,270,788	17%
Gross profit	450,123	1,055,179	(605,056)	(57%	)
Selling and marketing	230,778	365,992	(135,214)	(37%	)
General and administrative	2,927,260	520,884	2,406,376	462%
(Loss) income from operations	(2,707,915)	168,303	(2,876,218)	(1709%	)
Other (expense)	27,391	(22,077)	49,468	(224%	)
Provision for (benefit from) income taxes	5,833	35,906	(30,073)	(84%	)
Net (loss) income	(2,686,357)	110,320	(2,796,677)	(2535%	)
Less: net income attributable to non-controlling interest	(45,568)	55,870	(101,438)	(182%	)
Net (loss) income attributable to Tianci	$(2,640,789)	$54,450	$(2,695,239)	(4950%	)

Revenues

Our total revenue increased by 8%, or $665,732, to $9,282,997 for the year ended July 31, 2025, from $8,617,265 for the year ended July 31, 2024. The increase was primarily attributable to an increasing customer base, especially the number of high-paying customers that each contributed more than $100,000 in this period.

As we pivoted to the logistics service business, our revenue streams for the years ended July 31,2025 and 2024 are categorized as follows: the logistics service revenue represented 97% of our total revenue in both of the years ended July 31, 2025 and 2024. We believe this trend will continue as we keep growing our logistics business line, and the proportion of our historical product and other services revenue is likely to keep decreasing.

	For the Years Ended July 31,
	2025	2024
Global Logistics Service Revenue	$9,006,407	$8,320,402
Product Revenue	–	103,382
Other Service Revenue	276,590	193,481
Total	$9,282,997	$8,617,265

Cost of Revenues

Our cost of revenues from our revenue categories are summarized as follows:

	For the Years Ended July 31,
	2025	2024
Cost of Global Logistics Service	$8,652,742	$7,432,806
Cost of Product	–	87,088
Cost of Other Service	180,132	42,192
Total	$8,832,874	$7,562,086

Our cost of revenues from global logistics services represented 98% of total cost of revenues during both of the years ended July 31, 2025 and 2024. Cost of global logistics services primarily includes cargo space charged by direct ocean carriers, freight forwarders and ancillary logistics services fees.

Total cost of revenue increased by 17% from $7,562,086 to $8,832,874 for the year ended July 31, 2025. The change was in line with changes in revenue in each period. However, the rate of cost increase has outpaced that of revenue in the same period as we continue to experience growing costs from our logistics vendors but kept our service price to our customers relatively stable.

Gross Profit

Our gross profits from each of our revenue categories are summarized as follows:

Margins

	For the Years Ended July 31,
	2025	2024
Global Logistics Service
Gross Profit Margin	$353,665	$887,596
Gross Profit Percentage	3.93%	10.67%
Hardware Product Sales
Gross Profit Margin	$–	$16,294
Gross Profit Percentage	–	15.76%
Other Services
Gross Profit Margin	$96,458	$151,289
Gross Profit Percentage	34.87%	78.19%
Total
Gross Profit Margin	$450,123	$1,055,179
Gross Profit Percentage	4.85%	12.24%

Our gross profit decreased from $1,055,179 to $450,123 for the year ended July 31, 2025. The decrease in gross profit was primarily attributable to a higher growth rate on logistics costs as compared to the growth rate on logistics revenue as we continue to experience rising logistics costs while our service price remains relatively stable. For the year ended July 31, 2025, our overall gross profit margin was 4.85%, a decrease from gross profit margin of 12.24% for the year ended July 31, 2024. We are currently adopting a customer-friendly pricing strategy to build up our market share quickly. As we continue to grow, we plan to further diversify our service region to include long-distance shipping lines, which generally produce higher profit margins as compared to short-distance shipping lines within East Asia. Our negotiation power over service vendors would also grow as our business grows, and vice versa. In 2025, we have prepared for an expansion into the global trade of bulk chrome and manganese ore, marking our entry into the global commodity trading arena. Leveraging our core resource control capabilities and supply chain integration strengths, this business is expected to gradually become a new profit driver for the company.

Operating Expenses

There was a significant increase in operating expenses in the year ended July 31, 2025 as compared to the same period in the last year. Our operating expenses primarily include payroll expenses, commissions, advertising, rent and professional fees relating to our obligations as a public company. There was an increase of $2,406,376 in our general and administrative expenses, from $520,884 for the year ended July 31, 2024 to $2,927,260 in the year ended July 31, 2025. The significant increase in general and administrative expenses was primarily attributable to 1) a charge of approximately $ 500,000 as we entered into an agreement with a vendor who will identify logistics service companies that are candidates for acquisition; 2) a charge of approximately $ 500,000 as we entered into an agreement with a vendor who will provide public relations services relating to our listing on Nasdaq; 3) a one-time cash bonus of $ 480,000 to certain members of management for successfully completing our public offering; 4) a representative warrant with a value of $158,412 that we issued to a consultant, the warrant having vested immediately and being exercisable in six months after issuance; 5) an increase of $119,140 in accounting and audit related expenses; 6) an increase of approximately $245,000 for commercial service consulting fees. The increase in general and administrative expenses was partially offset by a decrease in selling and marketing expenses, which was $230,778 for the year ended July 31, 2025, as compared to $365,992 for the same period in last fiscal year. The reduction evidences our efforts to operate with less dependence on brokers for business development and to reduce commission-based expenses.

Income tax expense

Our income tax expenses amounted to $5,833 and $35,906 for the years ended July 31, 2025 and 2024, respectively. The change was due to the loss we incurred this year as a result of increases in operating expenses.

Net Income (loss)

As a result of the foregoing, we incurred a net loss of $2,686,357 and a net income of $110,320 for the years ended July 31, 2025 and 2024, respectively. As the Company owns only 90% of its operating subsidiary, Roshing, 10% of the net income realized by Roshing was attributed to the minority interest. Therefore, the net loss for the years ended July 31, 2025 and 2024 attributable to the shareholders of the Company was $2,640,789 and a net income of $54,450, respectively.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. As of July 31, 2025, despite a net loss of $2,686,357 for the year ended July 31, 2025, we had working capital of $2,905,601, which consisted primarily of cash in the amount of $ 2,405,352 that was a portion of the amount we received upon the completion of our public offering. To date, we have financed our operations primarily through capital contributions from shareholders, private placements of equity, and the public offering of common stock.

We believe that our liquidity and working capital will be sufficient to sustain our business operations for the next twelve months. We may, however, need additional cash resources in the future if there are changes in business conditions or other adverse developments or if the company finds and wishes to pursue opportunities for investment, acquisition, capital expenditure, or similar actions.

We started providing shipping & freight forwarding services in 2023. Although the business grew quickly, we may require significant capital expenditure, such as acquiring transportation assets, for developing our market share. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity may result in dilution to our shareholders. Any loans that we may secure would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following table summarizes the key components of our cash flows for the years ended July 31,2025 and 2024.

	For the Years Ended
	July 31,
	2025	2024
Net cash provided by (used in) operating activities	$(3,225,714)	$112,740
Net cash used in investing activities	–	–
Net cash provided by financing activities	5,217,937	44,047
Net change in cash and restricted cash	$1,992,223	$156,787

Operating activities

Net cash of $3,225,714 used in operating activities for the year ended July 31, 2025 was primarily the result of our net loss of $ 2,686,357. In addition, we recorded an increase of $ 215,346 in inventory, an increase of $380,737 in prepayment and other current assets, a decrease of $46,087 in income taxes payable, and a decrease of $52,395 in accrued liabilities, all of which brought our net use of cash to $3,225,714.

Net cash of $112,740 provided by operating activities for the year ended July 31, 2024 was primarily the result of net income of $110,320. A $35,906 increase in income taxes payable and $21,498 increase in accrued liabilities were offset by an noncash item, $24,953 of debt forgiven by a related party, and a decrease of $29,070 in our advances from customers account.

Investing activities

The company had no investing activities during the years ended July 31, 2025 and 2024.

Financing activities

Net cash provided by financing activities for the year ended July 31, 2025 was $5,217,937, which is primarily the proceeds from our public offerings in the net amount of $5,439,333, which was partially offset by repayment of $10,771 to a related party and $219,125 in deferred offering costs related to our public offering.

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

In connection with the preparation of our financial statements for the year ended July 31, 2025, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued. The Company does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-1	Report of Independent Registered Public Accounting Firm (PCAOB ID#6797)

F-2	Consolidated Balance Sheets as of July 31, 2025 and 2023

F-3	Consolidated Statements of Operations for the Years Ended July 31, 2025 and 2024

F-4	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended July 31, 2025 and 2024

F-5	Consolidated Statements of Cash Flows for the Years Ended July 31, 2025 and 2024

F-6 to F-21	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tianci International, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Tianci International, Inc. and its subsidiaries (the “Company”) as of July 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Henderson, Nevada

October 3, 2025

PCAOB ID Number 6797

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN UNITED STATES DOLLARS)

	July 31,	July 31,
	2025	2024

ASSETS
Current assets:
Cash	$2,405,352	$413,129
Prepayment and other current assets	382,554	1,820
Inventory	215,346	–
Deferred offering costs	–	495,356
Total current assets	3,003,252	910,305

Other assets:
Lease security deposit	23,174	1,656
Lease right-of-use asset	119,545	–
Total non-current assets	142,719	1,656

TOTAL ASSETS	$3,145,971	$911,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,554	$–
Income taxes payable	16,117	62,204
Due to related parties	–	2,271
Lease liability-current	57,903	–
Accrued liabilities and other payables	5,077	57,476
Total current liabilities	97,651	121,951

Lease liability - noncurrent	61,403	–

Total liabilities	159,054	121,951

Commitments and contingencies	–	–

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; no shares issued and outstanding as of July 31, 2025 and 2024	–	–
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 shares issued and outstanding as of July 31, 2025 and 2024	8	8
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,531,803 and 14,781,803 shares issued and outstanding as of July 31, 2025 and 2024	1,653	1,478
Additional paid-in capital	5,845,505	962,416
Accumulated deficit	(2,862,860)	(222,071)
Total stockholders' equity attributable to TIANCI INTERNATIONAL, INC.	2,984,306	741,831
Non-controlling interest	2,611	48,179

Total stockholders’ equity	2,986,917	790,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,145,971	$911,961

*Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the years ended July 31,
	2025	2024

OPERATING REVENUES
Global logistics services	$9,006,407	$8,320,402
Other revenue	276,590	296,863
Total Operating Revenues	9,282,997	8,617,265

COST OF REVENUES
Global logistics services	8,652,742	7,432,806
Other revenue	180,132	129,280
Total Cost of Revenues	8,832,874	7,562,086

Gross profit	450,123	1,055,179

Operating expenses:
Selling and marketing	230,778	365,992
General and administrative	2,927,260	520,884
Total operating expenses	3,158,038	886,876

Income (loss) from operations	(2,707,915)	168,303

Other income (loss) net	27,391	(22,077)

Income (loss) before provision for income taxes	(2,680,524)	146,226
Provision for income taxes	5,833	35,906

Net income (loss)	(2,686,357)	110,320
Less: net income (loss) attributable to non-controlling interest	(45,568)	55,870

Net income (loss) attributable to TIANCI INTERNATIONAL, INC.	$(2,640,789)	$54,450

Weighted average number of common shares*
Basic and diluted	15,270,040	10,560,950

Income (loss) per common share attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$(0.17)	$0.01

Weighted average number of preferred shares A*
Basic and diluted	–	37,260

Income (loss) per preferred share A attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$–	$0.01

Weighted average number of preferred shares B*
Basic and diluted	80,000	21,319

Income (loss) per preferred share B attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$(0.17)	$0.01

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2024 AND 2023 (EXPRESSED IN UNITED STATES DOLLARS)

	Series A Preferred Stock	Series A Preferred Stock amount*	Series B Preferred Stock	Series B Preferred Stock amount*	Common stock*	Common stock amount*	Subscription receivable*	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total

Balance at July 31, 2023	80,000	$8	–	$–	5,903,481	$590	$–	$4,982	$(276,521)	$(7,691)	$(278,632)
Conversion of liabilities to common stock	–	–	–	–	445,109	44	–	445,065	–	–	445,109
Conversion of preferred stock to common stock	(80,000)	(8)	–	–	8,000,000	800	–	(792)	–	–	–
Common stock private offering	–	–	–	–	433,213	44	–	433,169	–	–	433,213
Preferred stock private offering	–	–	80,000	8	–	–	–	79,992	–	–	80,000
Net income	–	–	–	–	–	–	–	–	54,450	55,870	110,320
Balance at July 31, 2024	–	$–	80,000	$8	14,781,803	$1,478	$–	$962,416	$(222,071)	$48,179	$790,010
Proceeds from public offering	–	–	–	–	1,750,000	175	–	4,724,677	–	–	4,724,852
Warrants issuance to consultant	–	–	–	–	–	–	–	158,412	–	–	158,412
Net loss	–	–	–	–	–	–	–	–	(2,640,789)	(45,568)	(2,686,357)
Balance at July 31, 2025	–	$–	80,000	$8	16,531,803	$1,653	$–	$5,845,505	$(2,862,860)	$2,611	$2,986,917

*	Shares are presented on a retroactive basis to reflect the reorganization on March 3, 2023

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the years ended July 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$(2,686,357)	$110,320
Adjustments to reconcile net income (loss) to net cash
Amortization of operating lease right-of-use asset	4,937	356
Warrants issuance to consultant	158,412	–
Debt forgiven by related party	–	(24,953)
Change in operating assets and liabilities:
Prepayment and other current assets	(380,737)	(70)
Inventory	(215,346)	–
Lease security deposit	(21,518)	(114)
Advances from customers	–	(29,070)
Accounts payable	18,554	(777)
Income taxes payable	(46,087)	35,906
Operating lease liabilities	(5,177)	(356)
Accrued liabilities and other payables	(52,395)	21,498
Net cash (used in) provided by operating activities	(3,225,714)	112,740

Cash flows from financing activities:
Repayment of working capital advance to related party	(10,771)	(28,083)
Operating expenses directly paid by shareholders	–	139
Working capital advance from related party	8,500	54,134
Proceeds received from public or private offerings	5,439,333	513,213
Deferred offering costs incurred	(219,125)	(495,356)
Net cash provided by financing activities	5,217,937	44,047

Net increase in cash	1,992,223	156,787
Cash, beginning	413,129	256,342
Cash, ending	$2,405,352	$413,129
		–
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$51,920	$–

Non-Cash Activities:
Early termination of right-of-use assets and lease liabilities	$–	$6,080
Conversion of liabilities to common stock	$–	$445,109
Conversion of preferred stock to common stock	$–	$800
Deferred offering costs net against proceeds from public offering	$714,481	$–
Initial recognition of right-of-use assets and lease liabilities, net of disposal	$124,483	$–

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

For the years ended July 31, 2025 and 2024

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

RQS United is a holding company incorporated on November 4, 2022 in the Republic of Seychelles. RQS United has no substantive operations other than holding 90% of the outstanding share capital of its subsidiary. Roshing, which was incorporated on June 22, 2011 in Hong Kong, is principally engaged in global logistics services. Less than 5% of its revenue for the year ended July 31, 2025 was derived from other business lines: sales of electronic device hardware components, development of logistics software and websites, technical consulting, and software maintenance. Roshing’s business is primarily carried out in Hong Kong. During the fourth quarter ended July 31, 2025, the Company prepared to launch a new mineral ore trading business line, aiming to diversify its revenue streams while further enhancing the synergies between the new business line and its existing logistic service business line.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

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

Accounts receivable, net

Accounts receivable include trade accounts due from customers which are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of July 31, 2025 and 2024, no allowance for doubtful accounts was deemed necessary.

Prepayment and other current assets

Prepayment and other current assets include cash deposited or advanced to vendors for purchasing goods or services that have not been received or provided. This amount is refundable and bears no interest. Prepayment and other current assets are classified as either current or non-current based on the terms of the respective agreements. Prepayment and other current assets are generally unsecured and reviewed periodically for impairment. As of July 31, 2025 and 2024, the Company made no allowance for impairment.

Inventory

Inventories of mineral ore and hardware are stated at the lower of cost or estimated realizable value. Cost includes the Company’s cost of acquiring mineral ore or hardware products. The cost is charged to cost of products sold on a weighted average basis. Management periodically compares the cost of inventories with its net realizable value, and will establish an allowance to adjust its inventories to their respective net realizable value (“NRV”) if NRV is lower than cost. As of July 31, 2025 and 2024, the Company had not started generating mineral ore sales revenue, and there was no allowance for inventory.

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

The Company evaluates whether amounts billed to customers should be reported as gross or net revenue. Revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. In most cases we act as an indirect carrier. When acting as an indirect carrier, we issue a Fixture Note to the customer as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, we receive a Master Ocean Bill of Lading.

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

b. Other Products and Services

b1. Electronic Device Hardware Components Products Sales

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

b2.Software and Website Development Services

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

b3. Technical Consulting and Training Services

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

b4. Software Maintenance and Business Promotion Services

The Company provides software maintenance services to keep customers’ software up to date and assists customers in promoting business with ongoing marketing support. The Company charges a flat rate for a fixed duration on a subscription basis, generally 12 months. Revenue is recognized ratably each month over the contract period.

b5. Business Consulting Services

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

Advertising costs

Advertising costs amounted to $3,559 and $0 for the years ended July 31, 2025 and 2024, respectively. Advertising costs are expensed as incurred and included in selling and marketing expenses.

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

Upon the expiration of the above lease, the Company entered a two-year lease for a new office in July 2025.

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

During the year ended July 31, 2024, the Company incurred an IRS penalty of $47,030 for failure to update certain foreign-owned information schedules in a timely manner. The penalty is included in other expense in the statements of operations for the year ended July 31, 2024. During the year ended July 31, 2025, the Company received a refund of $27,391 from the IRS for the penalty previously charged. The refund is included in other income in the statements of operations for the year ended July 31, 2025.

The Hong Kong tax returns filed for the 2019/2020 tax year and subsequent years are subject to examination by the applicable tax authorities.

The US tax returns filed for 2022 and subsequent years are subject to examination by the applicable tax authorities.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common stock outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of July 31, 2025 and 2024, there were 8,000,000 dilutive shares outstanding related to the convertible Series B Preferred Stock. Each share of Series B and Series A Preferred Stock is and was convertible by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate.

Noncontrolling Interests

The Company’s noncontrolling interest represents the minority shareholder’s 10% ownership interest in Roshing. The noncontrolling interest is presented in the consolidated balance sheets separate from stockholders’ equity attributable to Tianci. The noncontrolling interest in the results of Roshing is presented on the consolidated statements of operations as allocations of the total income or loss of Roshing between the noncontrolling interest holder and the shareholders of RQS United.

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

NOTE 3 –PUBLIC OFFERING AND DEFERRED OFFERING COSTS

On April 11, 2025, the Company closed a public offering (the “Uplisting”) of 1,750,000 shares of its common stock at a price of $4.00 per share, for total gross proceeds of $7,000,000.00. The Company’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “CIIT” on April 10, 2025.

The Company received net proceeds of approximately $5,439,333, after deducting underwriting discounts, commissions, and offering expenses. Upon the closing of the Company’s Uplisting, deferred offering costs of $714,481 were offset against the gross proceeds and recorded as a reduction to additional paid-in capital.

NOTE 4 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	July 31,	July 31,
	2025	2024

Prepayment and other current assets
Inventory Purchase	$148,314	$–
Employee reimbursement advance	100,000	–
Other services	134,240	1,820
Total prepayment and other current assets	$382,554	$1,820

NOTE 5 – RELATED PARTIES BALANCES AND TRANSACTIONS

Due to related parties consists of:

			July 31,	July 31,
Name	Relationship	Transaction Nature	2025	2024
RQS Capital	61.89% shareholder	Company cash collection due to RQS Capital	$–	$2,271
TOTAL			$–	$2,271

This liability is unsecured, non-interest bearing, and due on demand.

Employment agreements with officers and director retainer agreements

Tianci currently maintains three employment agreements with its officers and seven director retainer agreements with its directors. The agreements have terms of 3 years and each provides for monthly compensation in amounts ranging from $1,300 per month to $8,000 per month as of July 31, 2025.

For the years ended July 31, 2025 and 2024, the Company incurred management compensation expenses of $253,500 and $232,800, respectively. These amounts are included in “general and administrative expenses” in the accompanying consolidated statements of operations.

NOTE 6 – STOCKHOLDERS EQUITY

On January 26, 2023 the Company filed with the Nevada Secretary of State a Certificate of Amendment of Articles of Incorporation (the “Amendment”). The Amendment amended Article 3 of the Company’s Articles of Incorporation to provide that the authorized capital stock of the Company will be 120,080,000 shares of capital stock consisting of 100,000,000 shares of common stock, $0.0001 par value, 80,000 shares of Series A Preferred Stock, $0.0001 par value, and 20,000,000 shares of undesignated preferred stock, $0.0001 par value. Subsequently, and as of July 31, 2025 and 2024, 80,000 shares of Undesignated Preferred Stock were designated as Series B Preferred stock.

The following table sets forth information, as of July 31, 2025, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

	July 31, 2025
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

On April 24, 2024, the Company sold 80,000 shares of its Series B Preferred Stock to RQS Capital Limited for a cash payment of $80,000.

On April 11, 2025, the Company closed its public offering of 1,750,000 common stock. The Shares were priced at $4.00 per share, and the offering was conducted on a firm commitment basis. The Company’s common stock was approved for uplisting to the Nasdaq Capital Market from the OTC Markets and commenced trading under the ticker symbol “CIIT” on April 10, 2025.

Issuances of warrants

On April 11, 2025, the Company issued 87,500 warrants to a third-party consultant as consideration for strategic advisory and consulting services. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $4.80 per share. The warrants vest immediately, are exercisable through October 11, 2025, and are subject to the terms and conditions of the warrant agreement.

The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected term: 0.5 years

•	Risk-free interest rate: 4.2060%

•	Expected volatility: 1.88%

•	Dividend yield: 0%

The total grant-date fair value of the warrants was $158,412, which was recorded as a non-cash general and administrative expense for the year ended July 31, 2025, in accordance with ASC 718, Compensation—Stock Compensation. Because the warrants were issued for services, they were accounted for as equity-classified awards.

NOTE 7 – INCOME TAXES

Income Taxes

Seychelles

RQS United is incorporated in Seychelles and is not subject to tax on income generated outside of Seychelles under the current law. In addition, upon payment of dividends, no withholding tax is imposed under current law.

United States

Tianci is incorporated in the United States and is subject to U.S. federal corporate income tax at a statutory rate of 21%. State income taxes are imposed in addition to the federal rate where applicable.

Hong Kong

Roshing is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Incorporated companies pay 8.25% tax on the first HKD 2 million of profits and 16.5% on the remainder. Hong Kong income tax expenses for the years ended July 31, 2025 and 2024 amounted to $5,833 and $35,906, respectively.

For the year ended July 31, 2025, the net loss of $2,686,367 consisted of United States source loss of $2,230,682 and Hong Kong source loss of $455,675. For the year ended July 31, 2024, the net income of $110,320, consisted of United States source loss of $(448,384) and Hong Kong source income of $558,704.

Significant components of the provision for income taxes are as follows:

	For the years ended
	July 31, 2025	July 31, 2024

Current	$5,833	$35,906
Deferred	–	–
Provision for income taxes	$5,833	$35,906

The following table reconciles the United States statutory rates to the Company’s effective tax rate:

	For the years ended
	July 31, 2025		July 31, 2024

United States statutory tax rate	21.0%		21.0%
Non taxable income	0.0%		(0.6%	)
Prior year under accrue	(0.2%	)	(8.8%	)
Foreign tax rate differential – Hong Kong (including two-tier regime)	(0.8%	)	(51.5%	)
Change in valuation allowance	(20.3%	)	64.4%
Effective tax rate	(0.2%	)	24.6%

Deferred tax assets are comprised of the following:

	For the years ended
	July 31, 2025	July 31, 2024

Net operating loss carryforwards	$807,016	$297,316
Warrants not excised	33,267	–
Allowance for deferred tax assets	(840,283)	(297,316)
Deferred tax assets, net	$–	$–

For United States income tax purposes, Tianci and Roshing had a net operating loss carryforward of approximately $ $3,488,000 and $(451,655), respectively, as of July 31, 2025. Management has not determined that it is more likely than not that this carryforward will be realized and thus the Company maintained a 100% valuation allowance for the deferred tax asset relating to the United States net operating loss carryforward. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of July 31, 2025 and 2024, the Company did not have any significant unrecognized uncertain tax positions.

As of July 31, 2025, tax years 2022 and forward generally remain open for examination for United States Federal and State tax purposes and tax years 2022 and forward generally remain open for examination for Hong Kong tax purposes.

NOTE 8 — CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash held in banks. The cash balance in each financial institution in the United States is insured by the FDIC up to $250,000. As of July 31, 2025, a cash balance of $2,177,414 was maintained at a financial institution in United States, of which $1,927,414 was subject to credit risk. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately US$64,000) if the bank with which an individual/company holds its eligible deposit fails. As of July 31,2025, a cash balance of $214,217 was maintained at a financial institution in Hong Kong, of which approximately $150,217 was subject to credit risk. Management believes that the financial institution is of high credit quality and continually monitors its credit worthiness.

Customer concentration risk

For the year ended July 31, 2025, two customers accounted for 41.5% and 27.4% of the Company’s total revenues.

For the year ended July 31, 2024, three customers accounted for 48%, 25%, and 11% of the Company’s total revenues.

As of July 31, 2025 and 2024, no customer accounted for over 10% of the Company’s total accounts receivable.

Vendor concentration risk

For the year ended July 31, 2025, one vendor accounted for 69.0% of the Company’s total purchases.

For the year ended July 31, 2024, two vendors accounted for 53.5% and 22.2% of the Company’s total purchase.

As of July 31, 2025, one vendor accounted for 100.0% of the Company’s total accounts payable.

As of July 31, 2024, no vendor accounted for over 10% of the Company’s total accounts payable.

NOTE 9— COMMITMENTS AND CONTINGENCIES

Lease commitments

On January 13, 2023, the Company entered an operating lease agreement for office space in Hong Kong with a third party for two years with monthly rent of HKD 3,000 (approximately $382). Upon adoption of ASU 2016-02 effective August 1, 2022, the Company recognized a $8,704 right of use (“ROU”) asset and operating lease liabilities in January 2023 based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 5%. The Company’s lease agreement did not contain any material residual value guarantees or material restrictive covenants. The lease did not contain an option to extend at the time of expiration. The lease was early terminated in September 2023, which resulted in a derecognition of $6,080 right of use (“ROU”) asset and operating lease liabilities in August 2023.

In September 2023, the Company entered into a one-year office rental service agreement with a monthly lease payment of approximately $828 (HKD 6,500). In September 2024, the Company further renewed the lease for one year with a monthly lease payment of approximately $847 (HKD 6,650).

Upon the expiration of the above lease, the Company entered a two-year lease for a new office in July 2025 with monthly rent of HKD 45,000 (approximately $5,733). The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration. On July 1, 2025, the Company recognized $124,483 of right of use (“ROU”) assets and operating lease liabilities based on the present value of the remaining future minimum rental payments of leases, using an incremental borrowing rate of 5.50%.

As of July 31, 2025, the Company’s operating leases had a weighted average remaining lease term of approximately 2 years.

For the year ended July 31, 2025, rent expenses for the operating leases and short-term leases (less than one year) were $5,494 and $10,366, respectively.

For the year ended July 31, 2024, rent expense for the short term leases (less than one year) was $10,717.

The total future minimum lease payments under the non-cancellable operating leases as of July 31, 2025 are as follows:

Year ending July 31,	Minimum lease payments

2026	$63,063
2027	63,063
Thereafter	–
Total lease payments	126,126
Less: Interest	(6,820)
Present value of lease liabilities	$119,306

Future amortization of the Company’s ROU assets is presented below:

Year ending July 31,

2026	$60,770
2027	58,775
After	–
Total	$119,545

Contingencies

From time to time, the Company may be a party to legal proceedings, as well as certain asserted and un-asserted claims. The Company was not involved in any material legal proceedings nor asserted claims as of July 31, 2025.

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

Disaggregated information of revenues by business lines are as follows:

	For the years ended
	July 31,
	2025	2024
Electronic Device Hardware Components Sales	$–	$103,382
Software and Website Development Services	–	19,230
Software Maintenance and Business Promotion Services	–	29,276
Business Consulting Services	276,590	144,975
Global Logistics Services	9,006,407	8,320,402
Total revenues	$9,282,997	$8,617,265

Disaggregated information of revenues by regions are as follows:

	For the years ended
	July 31,
	2025	2024
Hong Kong	$8,108,467	$6,637,414
Vietnam	166,770	953,251
Japan	954,135	1,025,350
Singapore	53,625	1,250
Total revenues	$9,282,997	$8,617,265

NOTE 11 — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Unaudited)

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

PARENT COMPANY BALANCE SHEET

	July 31,	July 31,
	2025	2024

ASSETS
Cash	$2,177,414	$14,621
Prepaid expense	39,373	1,820
Investment in subsidiaries	288,614	1,094,077
Receivable from subsidiaries	497,584	–
Total Assets	$2,505,401	$1,110,518

LIABILITIES
Accounts payable and other accrued liabilities	$18,679	$54,000
Payable to subsidiaries	–	312,416
Due to related parties	–	2,271
Total liabilities	(478,905)	368,687

Stockholders’ equity
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; no shares issued and outstanding as of July 31, 2025 and 2024	–	–
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 shares issued and outstanding as of July 31, 2025 and 2024	8	8
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,531,803 and 14,781,803 shares issued and outstanding as of July 31, 2025 and 2024	1,653	1,478
Additional paid-in capital	5,845,505	962,416
Accumulated deficit	(2,862,860)	(222,071)
Total stockholders’ equity	2,984,306	741,831

Total Liabilities and Stockholders’ Equity	$2,505,401	$1,110,518

PARENT COMPANY STATEMENT OF OPERATIONS

	For the years ended July 31,
	2025	2024

EXPENSE:
General and administrative	$(2,239,041)	$(401,354)
Selling and marketing	(19,032)	–

OTHER INCOME (EXPENSE)
(Loss) gain from investment in subsidiaries	(410,107)	502,834
Other income (expense) net	27,391	(47,030)
Total other (loss) income	(382,716)	455,804

Net (loss) income	$(2,640,789)	$54,450

PARENT COMPANY STATEMENT OF CASH FLOWS

	For the years ended July 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$(2,640,789)	$54,450
Adjustments to reconcile net income to net cash provided by operating activities:
Warrants issuance to consultant	158,412	–
Share of (gain) loss from investment in subsidiaries	410,107	(502,834)
Change in operating assets and liabilities:
Prepaid expense and other assets	(137,553)	(70)
Accounts payable and other accrued liabilities	(35,321)	36,623
Net cash (used in) operating activities	(2,245,144)	(411,831)

Cash flows from financing activities:
Proceeds received from private offerings	5,439,333	513,213
Repayment of working capital advance to related party	(10,771)	–
Repayment of working capital advance to subsidiary	(810,000)	–
Working capital advance from related party	8,500	342,042
Deferred offering costs incurred	(219,125)	(495,356)
Net cash provided by financing activities	4,407,937	359,899

Net increase (decrease) in cash and cash equivalents	2,162,793	(51,932)
Cash and cash equivalents at beginning	14,621	66,553
Cash and cash equivalents at ending	$2,177,414	$14,621

NOTE 12 — SUBSEQUENT EVENTS

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of July 31, 2025 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of July 31, 2025.

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

Item 9B. Other Information

Trading Arrangements. During the quarter ended July 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names of our current officers, directors and key employees, as well as certain information about them, are set forth below:

Name	Age	Position with Tianci	Director Since
Shufang Gao	56	Director, Chief Executive Officer	2021
Wei Fang	53	Director, Chief Financial Officer	2021
Ying Deng	42	Director, Vice President	2023
Yee Man Yung	32	Director	2021
Fan Liu	46	Director	2021
Juan Chang	46	Director	2024
Guilin Zhang	68	Director	2024

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

Information concerning the directors, officers and key employees of Tianci follows:

Shufang Gao has worked as CEO of Hong Kong listed groups, president of domestic capital companies, and vice president of Chinese A-share listed companies. He is familiar with the Chinese A-share capital market and the Hong Kong capital market, and has experience in the strategic development of listed companies. Mr. Gao joined Tianci on August 26, 2021, as a member of our Board and became Chief Executive Officer on January 27, 2023. He also served as Chief Financial Officer from April 2023 until his resignation on January 22, 2024. On the same day, he was appointed Chairman of the Board. From October 2020 to August 2021, Mr. Gao served as the Vice President and Director of Sichuan Jinding Group. Prior to that, he was the Vice Chairman of Luoyang Yongning Nonferrous Technology Co., Ltd. from August 2019 to September 2020. From April 2018 to July 2019, Mr. Gao served as the Vice President of Tibet Huayu Mining Co., Ltd., an A-share listed company. He was the Chief Executive Officer of Haotian Development Group Co., Ltd. (Hong Kong Main Board Listed Company 00474) from August 2016 to September 2017. From August 2012 to August 2016, Mr. Gao served as the President of Haihua Group Holdings Co., Ltd., an international container leasing company. Mr. Gao received his Bachelor of Management Degree from Dalian University of Technology in 1999. He received his Master’s Degree in Finance and Accounting from the Chinese University of Hong Kong in 2008. Mr. Gao brings to the Board his international experience in the operation and governance of listed companies.

Wei Fang has over ten years of experience in the securities and investment industry. He joined Tianci on August 27, 2021 as a member of the Board and was appointed Chief Financial Officer of Tianci on January 23, 2024. Mr. Fang served as the Partner of Tiger Securities and the CEO of Tiger Securities International in Hong Kong from May 2018 to July 2019. From January 2017 to April 2018, Mr. Fang served as the CEO of Haotian International Securities in Hong Kong. Mr. Fang was the Head of High Net Worth Individual, Corporate Client and ICBC Global Wealth Management Center of ICBC International in Hong Kong from October 2014 to December 2016. Mr. Fang earned a Bachelor’s degree in Economics from Anhui University of Finance and Economics in 1994. Mr. Fang obtained his Master of Business Administration Degree from South Georgia University in 2004. Mr. Fang brings to the Board his deep experience in the securities and investment industry.

Ying Deng has over fifteen years of experience in corporate finance, asset management and banking. Ms. Deng became Vice President of Tianci and was appointed to Tianci’s Board in January 2023. She has been employed by RQS Capital Limited since September 2022 as a Director responsible for business development and financial planning. Since July 2017 Ms. Deng has been employed as Director and Chief Executive Officer by Shenzhen Dandelion Club Investment Development Co., Ltd., where she is responsible for project due diligence and investment management. Since June 2011 Ms. Deng has been employed as a Director by Roshing International Co., Limited, where she is responsible for strategic planning and daily operations. In 2020 Ms. Deng was awarded a Master’s Degree in Business Administration by Nankai University. She earned a Bachelor’s Degree from Jinan University in 2006. Ms. Deng brings to the Board her extensive experience in business administration.

Yee Man Yung has more than 5 years of experience as a human resources manager for both Hong Kong and NASDAQ listed companies. She also has two years’ experience as an assistant to board members. Ms. Yung joined Tianci on 26 August, 2021 as an independent director of our Board. Since 2020 she has served as Human Resources Manager for Link-Asia International Med-Tech Group Limited. From 2018 to 2019 Ms. Yung was employed as Account Manager by Tiger Brokers (HK) Global Limited. Ms. Yung earned a Master’s degree in Corporate Communication from University of Leeds in 2017. Ms. Yung was previously registered with Prime Number Capital LLC as a securities broker from January 2024 to March 2025. However, due to the incompleteness of her General Securities Representative (Series 7) registration, her license remained inactive throughout the period, and therefore, she never engaged in any securities business activities while associated with Prime Number Capital LLC. Ms. Yung is currently pursuing an MBA Degree at the University of South Australia. Ms. Yung brings to the Board her human resources and public company experience as an independent director.

Fan Liu joined Tianci on August 26, 2021 as an independent director of our Board. Prior to joining us, Mr. Liu was the Vice President of China Regenerative Medicine International Limited from September 2014 to October 2017. From July 2009 to August 2014, Mr. Liu was the Investment Director of Tian Huan Investment Company. He was a financial analyst at Founder Securities (SSE:601901) from May 2007 to June 2009. Mr. Liu received his B.A. in Engineering from Nanjing Tech University in 2001 and his Master of Economics from Concordia University, Canada in 2006. He brings to the Board his experience and knowledge of investments and mergers and acquisitions of companies in Hong Kong and China.

Juan Chang joined Tianci in January 2024 as an independent director of our Board. She has over 20 years of expertise in financial management and corporate leadership. From 2003 to 2009, Ms. Chang served as a settlement supervisor and financial manager at Suning.com, a Shenzhen Company, overseeing supplier accounts, accounts receivable and taking management duty. Since 2010, she held the position of Deputy General Manager and Chief Financial Officer at Suning Easy Buy Limited in Hong Kong, where her responsibilities included achieving the Company’s business performance, financial management and risk control, asset management, financial statement issuance, and annual audit. In 2021 to 2023, she acted as the Director of Suning Financial Limited in Hong Kong, overseeing daily management and internal control supervision of the Hong Kong Suning Financial MSO license business. Since June 2023, Ms. Chang has been serving as the Financial Director of Suning.com South Region, responsible for financial management and supervision of companies in Guangzhou, Shenzhen, Wuhan, Haikou, Nanning, Zhongshan, and Hong Kong. Ms. Juan Chang obtained her Bachelor of Management degree from Xi’an University of Finance and Economics in July 2003. In 2013 to 2015, She pursued further education, completing an MBA from the Chinese University of Hong Kong.

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

Audit Committee. Our audit committee consists of Juan Chang, Fan Liu and Yee Man Yung. Juan Chang is the chairperson of the audit committee. We have determined that Juan Chang, Fan Liu and Yee Man Yung each satisfy the “independence” requirements of Nasdaq Listing Rule 5605(a)(2) and meets the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Ms. Chen qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things: (a) monitoring and reviewing: i) the integrity of the Company’s financial reports and other financial information provided by the Company to the public or any governmental body; ii) the Company’s compliance with applicable legal and regulatory requirements; iii) the qualifications and independence of the Company’s independent auditing firm and iv) the performance of the Company’s independent auditors and the Company’s Internal audit function; (b) selecting and terminating the Company’s independent auditors; (c) conducting any investigation appropriate to fulfilling its responsibilities, and it shall have the authority to communicate directly with the independent audit firm and any employee of the Company; (d) preparing and publishing an annual Committee report as required by the SEC to be included in the Company’s annual proxy statement; (e) approving in advance all audit and permissible non-audit services to be performed by the independent auditors; (f) discussing with management the Company’s risk assessment and risk management policies.;(g) retaining outside counsel, experts and other advisors as the Committee may deem appropriate in its sole discretion; and (h) setting policies for the hiring of employees or former employees of the Company’s independent auditor. The Audit Committee shall consist of three or more directors, who shall be appointed annually and subject to removal at any time by the Board. No member of the Audit Committee shall receive directly any compensation from the Company other than his or her directors’ fees and benefits.

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

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Yee Man Yung, Juan Chang and Fan Liu. Yee Man Yung is the chairperson of our nominating and corporate governance committee. We have determined that each of Yee Man Yung, Juan Chang and Fan Liu qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). The Committee is responsible for: (a) assisting the Board in identifying individuals qualified to become Board members and recommending to the Board the director nominees for each annual meeting of stockholders; (b) recommending to the Board Corporate Governance Principles applicable to the Company; (c) leading the Board in its annual review of the performance of the Board and its committees; (d) recommending to the Board director nominees for each committee; (e) developing criteria for selection of members of the Board and its committees and reviewing with the Board, on an annual basis, the requisite skills and characteristics of new Board members as well as the composition of the Board as a whole; (f) recommending individuals qualified to become Board members to the Board; (g) reviewing and re-assessing the adequacy of this Charter and the Company’s Corporate Governance Principles annually and recommending any proposed changes to the Board for approval. The Committee shall be comprised of no less than three directors, the exact number to be determined by the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company registered pursuant to Section 12(b) of the Securities Exchange Act on April 8, 2025. The obligation of officers, directors and 10% shareholders to file Form 4 accrued on April 18. To date, none of the officers, directors or 10% shareholders have filed Form 4.

Item 11. Executive Compensation

Tianci International, Inc.

Tianci has paid no cash compensation to any officer or director during the past two fiscal years. Unpaid compensation has been accrued pursuant to the Employment Agreements and Director Retainer Agreements described below. On January 19, 2024 the Company issued shares of its common stock in satisfaction of accrued compensation due to current officers and members of the Board as follows:

Wei Fang – 64,600 shares

Fan Liu – 22,100 shares

Yee Man Yung – 22,100 shares

The shares were valued at $1.00 per share.

RQS United Group Limited

RQS United did not pay compensation to any officer or director for services in those roles during its past two fiscal years.

Roshing International Co., Limited

Roshing pays Ying Deng, its Manager, and Shufang Gao, its CEO, a salary of HKD 30,000 (USD 3,860) and HKD 40,000 (USD 5,147) per month, respectively.

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

Timing of Stock Option Grants

Our Compensation Committee has not yet granted any awards under a stock incentive plan. Nevertheless, our Board of Directors and our Compensation Committee have adopted policies mandating that they will not grant equity awards when they anticipate the release of material nonpublic information that is likely to result in a change to the price of our common stock, and will not time the public release of such information based on award grant dates. During the last completed fiscal year, we did not make awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

Clawback Policy

Our Board of Directors and Compensation Committee have adopted a clawback policy that may be applied in the event of a material financial restatement. The clawback policy covers executive officers and includes all incentive compensation given to executive officers. Specifically, in the event of an accounting restatement, we must recover, reasonably promptly, any excess incentive compensation during the three completed fiscal years immediately preceding the date on which we are required to prepare an accounting restatement. Compensation that may be recoverable under the policy includes cash or equity-based compensation for which the grant, payment or vesting is or was based wholly or in part on the attainment of a financial reporting measure. The amount to be recovered will be the excess of the incentive compensation paid based on the erroneous data over the incentive compensation that would have been paid had it been based on the restated results. The full text of our Clawback Policy is included as Exhibit 97.1 to this annual report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the securities holdings of (i) Tianci’s officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of any class of Tianci’s voting stock. The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. This table has been prepared based on 80,000 shares of Series B Preferred Stock and 16,531,803 shares of Common Stock outstanding as of the date of filing of this Report. Unless otherwise specified, the address of each of the persons set forth below is in care of Tianci.

	Common Stock			Series B Preferred
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class	Total Voting Power
Shufang Gao	14,150,362	(2)	57.68%	80,000	(3)	100%	57.68%
Wei Fang	64,600		0.39%	–		–	0.26%
Ying Deng	50,000		0.30%	–		–	0.20%
Yee Man Yung	22,100		0.13%	–		–	0.09%
Fan Liu	22,100		0.13%	–		–	0.09%
Juan Chang	–		–	–		–	–
Guilin Zhang	–		–	–		–	–
All officers and directors as a group (7 persons)	14,309,162	(2)	58.33%	80,000	(3)	100%	58.33%
Zhigang Pei	2,124,109	(3)	12.85%	–		–	8.66%

______________________________

(1)	Ownership is of record and beneficial unless otherwise noted.
(2)	Includes 6,100,362 shares of common stock owned of record by RQS Capital Limited and 8,000,000 shares of common stock issuable on conversion of Series B Preferred Stock owned of record by RQS Capital Limited. Shufang Gao holds voting and dispositive power over shares held by RQS Capital Limited.
(3)	Includes 1,793,000 shares owned of record by Silver Glory Group Limited, of which Zhigang Pei is the beneficial owner.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

There has been no transaction since August 1, 2024, or any currently proposed transaction, in which Tianci, RQS United or Roshing was or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of Tianci at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Director Independence

The Board of Directors has determined that Fan Liu, Yee ManYung, Juan Chang and Guilin Zhang are the only members of our Board of Directors who are independent, as “independent” is defined in the rules of Nasdaq.

Item 14. Principal Accountant Fees and Services

Audit Fees

Bush & Associates, CPA billed $120,000 in connection with the audit of the Company’s financial statements for the year ended July 31, 2025. Bush & Associates, CPA billed $60,000 in connection with the audit of the Company’s financial statements for the year ended July 31, 2024.

Audit-Related Fees

Bush & Associates, CPA did not bill the Company for any Audit-Related fees in fiscal 2025. Bush & Associates, CPA did not bill the Company for any Audit-Related fees in fiscal 2024.

Tax Fees

Bush & Associates did not bill the Company for professional services rendered for tax compliance, tax advice and tax planning in fiscal 2025. Bush & Associates did not bill the Company for professional services rendered for tax compliance, tax advice and tax planning in fiscal 2024.

All Other Fees

Bush & Associates, CPA did not bill the Company for any other fees in fiscal 2025. Bush & Associates, CPA did not bill the Company for any other fees in fiscal 2024.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15. Exhibits and Financial Statement Schedules

Exhibits

3.1(a)	Articles of Incorporation of Tianci International, Inc.(1)
3.1(b)	Articles of Amendment of Articles of Incorporation of Tianci International, Inc. – filed as exhibit to the Current Report on Form 8-K filed on January 27, 2023
3.1(c)	Certificate of Designation of Series B Preferred Stock – filed as an exhibit to Current Report on Form 8-K filed on April 26, 2024
3.2	Amended and Restated Bylaws - filed as an exhibit to Current Report on Form 8-K filed on August 14, 2024
10.1	Employment Agreement dated August 27, 2021 between Shufang Gao and Tianci International, Inc.(2)
10.2	Employment Agreement dated August 27, 2021 between Wei Fang and Tianci International, Inc.(2)
10.3	Employment Agreement dated January 23, 2023 between Ying Deng and Tianci International Inc.(4)
10.4	Tianci 2024 Equity Incentive Plan(3)
14.1	Code of Business Conduct and Ethics(3)
14.2	The Review Policy for Related Party Transactions(3)
21	Subsidiaries(4)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Rule 13a-14(b) Certification of Principal Executive Officer
32.2	Rule 13a-14(b) Certification of Principal Financial Officer
97	Mandatory Recoupment Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed on September 24, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended July 31, 2022 and incorporated herein by reference.
(3)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-280089) and incorporated herein by reference.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended July 31, 2023 and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIANCI INTERNATIONAL, INC.

Date: October 3, 2025	/s/ Shufang Gao
By: Shufang Gao
Title: Chief Executive Officer

Date: October 3, 2025	/s/ Wei Fang
By: Wei Fang
Title: Chief Financial and Accounting Officer

In accordance with the Exchange Act, this Report has been signed below on October 3, 2025 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shufang Gao

Shufang Gao, Chairman of the Board, Chief Executive Officer

/s/ Wei Fang

Wei Fang, Director, Chief Financial Officer

/s/ Ying Deng

Ying Deng, Director

/s/ Fan Liu

Fan Liu, Director

/s/ Yee Man Yung

Yee Man Yung, Director

/s/ Juan Chang

Juan Chang, Director

/s/ Guilin Zhang

Guilin Zhang, Director

