Form 10-Q
period 2025-10-31
Tianci International, Inc.
filed 2025-12-12
CIK 1557798

Table of Contents

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 001-42591

TIANCI INTERNATIONAL, INC.

(Exact Name of Registrant in its Charter)

Nevada	45-5440446
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Unit 1109, Lippo Sun Plaza, 28 Canton Road, Tsim Sha Tsui Kowloon, Hong Kong 999077
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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

December 10, 2025

Common Stock: 24,531,803

TIANCI INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2025

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN UNITED STATES DOLLARS)

	October 31,	July 31,
	2025	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$1,677,949	$2,405,352
Accounts receivable	295,486	–
Prepayment and other current assets	257,487	382,554
Inventory	798,258	215,346
Total current assets	3,029,180	3,003,252

Other assets:
Lease security deposit	21,518	23,174
Lease right-of-use asset	104,671	119,545
Total non-current assets	126,189	142,719

TOTAL ASSETS	$3,155,369	$3,145,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,845	$18,554
Advances from customer	155,000	–
Income taxes payable	–	16,117
Lease liability-current	58,761	57,903
Accrued liabilities and other payables	1,765	5,077
Total current liabilities	392,371	97,651

Lease liability - noncurrent	44,955	61,403

Total liabilities	437,326	159,054

Commitments and contingencies	–	–

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; no shares issued and outstanding as of October 31, 2025 and July 31, 2025	–	–
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 shares issued and outstanding as of October 31, 2025 and July 31, 2025	8	8
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,531,803 shares issued and outstanding as of October 31, 2025 and July 31, 2025	1,653	1,653
Additional paid-in capital	5,845,505	5,845,505
Accumulated deficit	(3,130,958)	(2,862,860)
Total stockholders' equity attributable to TIANCI INTERNATIONAL, INC.	2,716,208	2,984,306
Non-controlling interest	1,835	2,611

Total stockholders’ equity	2,718,043	2,986,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,155,369	$3,145,971

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the three months ended October 31,
	2025	2024
	(Unaudited)	(Unaudited)
OPERATING REVENUES
Global logistics services	$3,215,881	$2,759,693
Sale of minerals	505,465	–
Other revenue	96,881	221,247
Total Operating Revenues	3,818,227	2,980,940

COST OF REVENUES
Global logistics services	3,081,657	2,590,865
Cost of Minerals	341,152	–
Other revenue	11,167	161,644
Total Cost of Revenues	3,433,976	2,752,509

Gross profit	384,251	228,431

Operating expenses:
Selling and marketing	44,410	85,188
General and administrative	608,648	260,393

Total operating expenses	653,058	345,581

(Loss) from operations	(268,807)	(117,150)

Other (loss) income, net	(67)	27,391

(Loss) before provision for income taxes	(268,874)	(89,759)
Provision for income taxes	–	2,189

Net (loss)	(268,874)	(91,948)
Less: net (loss) income attributable to non-controlling interest	(776)	1,108

Net (loss) attributable to TIANCI INTERNATIONAL, INC.	$(268,098)	$(93,056)

Weighted average number of common shares*
Basic and diluted	16,531,803	14,781,803

(Loss) per common share attributable to TIANCI INTERNATIONAL, INC.*
Basic and diluted	$(0.02)	$(0.01)

Weighted average number of preferred shares B
Basic and diluted	80,000	80,000

(Loss) per preferred share B attributable to TIANCI INTERNATIONAL, INC.
Basic and diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024

(EXPRESSED IN UNITED STATES DOLLARS)

	Series B Preferred Stock	Series B Preferred Stock amount*	Common stock	Common stock amount	Subscription receivable	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total
Balance at July 31, 2025	80,000	$8	16,531,803	$1,653	$–	$5,845,505	$(2,862,860)	$2,611	$2,986,917
Net loss	–	–	–	–	–	–	(268,098)	(776)	(268,874)
Balance at October 31, 2025 (unaudited)	80,000	$8	16,531,803	$1,653	$–	$5,845,505	$(3,130,958)	$1,835	$2,718,043

	Series B Preferred Stock	Series B Preferred Stock amount	Common stock	Common stock amount	Subscription receivable	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total
Balance at July 31, 2024	80,000	$8	14,781,803	$1,478	$–	$962,416	$(222,071)	$48,179	$790,010
Net loss (income)	–	–	–	–	–	–	(93,056)	1,108	(91,948)
Balance at October 31, 2024 (unaudited)	80,000	$8	14,781,803	$1,478	$–	$962,416	$(315,127)	$49,287	$698,062

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the three months ended October 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(268,874)	$(91,948)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of operating lease right-of-use asset	14,874	–
Accounts receivable	(295,485)	–
Prepayment and other current assets	153,127	780
Inventory	(582,912)	–
Lease security deposit	1,656	–
Advances from customers	155,000	–
Accounts payable	158,291	–
Income taxes payable	(44,174)	2,189
Operating lease liabilities	(15,590)	–
Accrued liabilities and other payables	(3,316)	73,768
Net cash (used in) operating activities	(727,403)	(15,211)

Cash flows from financing activities:
Deferred offering costs incurred	–	(74,125)
Net cash (used in) financing activities	–	(74,125)

Net (decrease) in cash	(727,403)	(89,336)
Cash, beginning	2,405,352	413,129
Cash, ending	$1,677,949	$323,793

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$51,920	$–

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three Months Ended October 31, 2025 and 2024

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

On June 13, 2012, Freedom Petroleum Inc. was incorporated under the laws of the State of Nevada. In May 2015, Freedom Petroleum changed its name to Steampunk Wizards, Inc.; and on November 9, 2016, Steampunk Wizards changed its name to Tianci International, Inc. (the “Company”). The Company is a holding company. As of October 31, 2025, the Company had one operating subsidiary, Roshing International Co., Limited (“Roshing”). The Company owns 90% of the capital stock of Roshing through RQS United, a wholly-owned subsidiary. The Company’s fiscal year end is July 31.

RQS United is a holding company incorporated on November 4, 2022 in the Republic of Seychelles. RQS United has no substantive operations other than holding 90% of the outstanding share capital of its subsidiary. Roshing, which was incorporated on June 22, 2011 in Hong Kong, is principally engaged in providing global logistics services. However, during the fourth quarter ended July 31, 2025, Roshing prepared to launch a new mineral ore trading business line, aiming to diversify its revenue streams while further enhancing the synergies between the new business line and its existing logistic service business line. Less than 20% of its revenue for the three months ended October 31, 2025 was derived from its business lines other than global logistics: sales of electronic device hardware components, development of logistics software and websites, technical consulting, software maintenance and revenue from sales of chrome ore. Roshing’s business is primarily carried out in Hong Kong.

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

Accounts receivable, net

Accounts receivable include trade accounts due from customers which are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of October 31, 2025 and July 31, 2025, no allowance for doubtful accounts was deemed necessary.

Prepayment and other current assets

Prepayment and other current assets include cash deposited or advanced to vendors for purchasing goods or services that have not been received or provided. This amount is refundable and bears no interest. Prepayment and other current assets are classified as either current or non-current based on the terms of the respective agreements. Prepayment and other current assets are generally unsecured and reviewed periodically for impairment. As of October 31, 2025 and July 31, 2025, the Company made no allowance for impairment.

Inventory

Inventories of mineral ore and hardware are stated at the lower of cost or estimated realizable value. Cost includes the Company’s cost of acquiring mineral ore or hardware products. The cost is charged to cost of products sold on a weighted average basis. Management periodically compares the cost of inventory with its net realizable value, and will establish an allowance to adjust its inventories to their respective net realizable value (“NRV”) if NRV is lower than cost. As of October 31, 2025 and July 31, 2025, the Company made no allowance for inventory.

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

The Company records revenue net of sales taxes, which are subsequently remitted to governmental authorities and are excluded from the transaction price.

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

The Company evaluates whether amounts billed to customers should be reported as gross or net revenue. Revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. In most cases the Company acts as an indirect carrier. When acting as an indirect carrier, the Company issues a Fixture Note to the customer as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the Company receives a Master Ocean Bill of Lading.

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

b. Revenue from Mineral Sales

The Company sells ore to domestic and international customers under sales contracts that typically specify: product grade and specification, moisture content adjustment (wet metric tons vs. dry metric tons), pricing mechanisms, shipping terms (e.g., FOB, CIF, CFR, DAP), and quality inspection arrangements. Revenue is recognized at the point in time when control of the ore transfers to the customer, which is determined based on the relevant Incoterms. No post-delivery services or warranties are provided. Revenue is adjusted for final dry-ton conversion and final chemical assay reports issued by independent inspection companies. Where the final assay results or moisture adjustments are not available at shipment date, the Company estimates the revenue based on provisional pricing. The difference between the estimated price and final settlement price is recognized as adjustment to revenue when information becomes available.

c. Other Products and Services

c1. Electronic Device Hardware Components Products Sales

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

c2.Software and Website Development Services

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

c3. Technical Consulting and Training Services

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

c4. Software Maintenance and Business Promotion Services

The Company provides software maintenance services to keep customers’ software up to date and assists customers in promoting business with ongoing marketing support. The Company charges a flat rate for a fixed duration on a subscription basis, generally 12 months. Revenue is recognized ratably each month over the contract period.

c5. Business Consulting Services

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

For revenue from mineral sales, the cost of revenue consists primarily of the expense incurred by the Company in purchasing the mineral ore.

For software, consulting and services-based revenue, the cost of revenue consists primarily of costs paid to outsourced service providers and compensation expenses paid to the Company’s service vendor.

Advertising costs

Advertising costs amounted to $4,410 and $0 for the three months ended October 31, 2025 and 2024, respectively. Advertising costs are expensed as incurred and included in selling and marketing expenses.

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

During the year ended July 31, 2024, the Company incurred an IRS penalty of $47,030 for failure to update certain foreign-owned information schedules in a timely manner. The penalty was included in other expense in the statements of operations for the year ended July 31, 2024. During the three months ended October 31, 2024, the Company received a refund of $24,953 from the IRS for the penalty previously charged. The refund is included in other income in the statements of operations for the three months ended October 31, 2024.

The Hong Kong tax returns filed for the 2019/2020 tax year and subsequent years are subject to examination by the applicable tax authorities.

The US tax returns filed for 2022 and subsequent years are subject to examination by the applicable tax authorities.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common stock outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of October 31, 2025 and July 31, 2025, there were 8,000,000 dilutive shares related to the outstanding convertible Series B Preferred Stock. Each outstanding share of Series B is convertible by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate.

Noncontrolling Interests

Thenoncontrolling interest recorded in the financial statements represents the minority shareholder’s 10% ownership interest in Roshing. The noncontrolling interest is presented in the consolidated balance sheets separate from stockholders’ equity attributable to Tianci. The noncontrolling interest in the results of Roshing is presented on the consolidated statements of operations as allocations of the total income or loss recorded by Roshing between the noncontrolling interest holder and the shareholder of RQS United, which is the Company.

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

NOTE 4 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	October 31,	July 31,
	2025	2025

Prepayment and other current assets
Inventory Purchase	$132,723	$148,314
Employee reimbursement advance	30,000	100,000
Prepaid Income Tax	28,057	–
Other services	66,707	134,240
Total prepayment and other current assets	$257,487	$382,554

NOTE 5 – RELATED PARTIES BALANCES AND TRANSACTIONS

Employment agreements with officers and director retainer agreements

Tianci currently maintains three employment agreements with its officers and seven director retainer agreements with its directors. The agreements have terms of 3 years and each provides for monthly compensation in amounts ranging from $1,300 per month to $8,000 per month as of October 31, 2025.

For the three months ended October 31, 2025 and 2024, the Company incurred management compensation expenses of $84,300 and $56,400, respectively. These amounts are included in “general and administrative expenses” in the accompanying consolidated statements of operations.

NOTE 6 – STOCKHOLDERS EQUITY

On January 26, 2023 the Company filed with the Nevada Secretary of State a Certificate of Amendment of Articles of Incorporation (the “Amendment”). The Amendment amended Article 3 of the Company’s Articles of Incorporation to provide that the authorized capital stock of the Company will be 120,080,000 shares of capital stock consisting of 100,000,000 shares of common stock, $0.0001 par value, 80,000 shares of Series A Preferred Stock, $0.0001 par value, and 20,000,000 shares of undesignated preferred stock, $0.0001 par value. Subsequently, on April 24, 2024, 80,000 shares of Undesignated Preferred Stock were designated as Series B Preferred stock.

The following table sets forth information, as of October 31, 2025, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

	October 31, 2025
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

Issuances of warrants

On April 11, 2025, the Company issued 87,500 warrants to a third-party consultant as consideration for strategic advisory and consulting services. Each warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $4.80 per share. The warrants expired on October 11, 2025.

The total grant-date fair value of the warrants was $158,412, which was recorded as a non-cash general and administrative expense for the year ended July 31, 2025, in accordance with ASC 718, Compensation—Stock Compensation. Because the warrants were issued for services, they were accounted for as equity-classified awards.

NOTE 7 – INCOME TAXES

Income Taxes

Seychelles

RQS United is incorporated in Seychelles and is not subject to tax by Seychelles on income generated outside of Seychelles under the current law. In addition, upon payment of dividends, no withholding tax is imposed under current law.

United States

Tianci is incorporated in the United States and is subject to U.S. federal corporate income tax at a statutory rate of 21%. State income taxes are imposed in addition to the federal rate where applicable.

Hong Kong

Roshing is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Incorporated companies pay 8.25% tax on the first HKD 2 million of profits and 16.5% on the remainder. Hong Kong income tax expenses for the three months ended October 31, 2025 and 2024 amounted to $0 and $2,189, respectively.

For the three months ended October 31, 2025, the net loss of $268,874 consisted of United States source loss of $261,119 and Hong Kong source loss of $7,755. For the three months ended October 31, 2024, the loss before provision for income taxes of $89,759, consisted of United States source loss of $(103,024) and Hong Kong source income of $11,076.

Significant components of the provision for income taxes are as follows:

	For the three months ended
	October 31, 2025	October 31, 2024

Current Hong Kong	$–	$2,189
Deferred Hong Kong	–	–
Provision for income taxes	$–	$2,189

The following table reconciles the United States statutory rates to the Company’s effective tax rate:

	For the three months ended
	October 31, 2025	October 31, 2024

United States statutory tax rate	21.00%	21.00%
Foreign tax rate differential – Hong Kong (including two-tier regime)	(0.1)%	0.7%
Change in valuation allowance	(20.9)%	(24.1)%
Effective tax rate	0.0%	(2.4)%

Deferred tax assets are comprised of the following:

	As of
	October 31, 2025	July 31, 2025

Net operating loss carryforwards	$863,131	$807,016
Warrants not excised	33,267	33,267
Allowance for deferred tax assets	(896,397)	(840,283)
Deferred tax assets, net	$–	$–

For United States income tax purposes, Tianci and Roshing had net operating loss carryforwards of approximately $3,749,000 and $459,000, respectively, as of October 31, 2025. Management has not determined that it is more likely than not that this carryforward will be realized, and therefore the Company maintains a 100% valuation allowance for the deferred tax asset relating to the United States net operating loss carryforward. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of October 31, 2025 and July 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

As of October 31, 2025, tax years 2022 and forward generally remain open for examination for United States Federal and State tax purposes and tax years 2022 and forward generally remain open for examination for Hong Kong tax purposes.

NOTE 8 — CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash held in banks. The cash balance in each financial institution in the United States is insured by the FDIC up to $250,000. As of October 31, 2025, a cash balance of $800,865 was maintained at a financial institution in United States, of which $ $430,865 was subject to credit risk.

The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately US$64,000) if the bank with which an individual/company holds its eligible deposit fails. As of October 31,2025, a cash balance of $848,204 was maintained at a financial institution in Hong Kong, of which approximately $ $671,107 was subject to credit risk. Management believes that the financial institution is of high credit quality and continually monitors its credit worthiness.

Customer concentration risk

For the three months ended October 31, 2025, two customers accounted for 45% and 14% of the Company’s total revenues.

For the three months ended October 31, 2024, two customers accounted for 56.5%, and 19.7% of the Company’s total revenues.

As of October 31, 2025, four customers accounted for 27%, 31%, 18%, and 24% of the Company’s total accounts receivable. As of July 31, 2025, no customer accounted for over 10% of the Company’s total accounts receivable.

Vendor concentration risk

For the three months ended October 31, 2025, two vendors accounted for 48% and 16% of the Company’s total purchases.

For the three months ended October 31, 2024, two vendors accounted for 59.0% and 20.6% of the Company’s total purchase.

As of October 31, 2025, three vendors accounted for 32%, 42%, and 26% of the Company’s total accounts payable.

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

As of October 31, 2025, the Company’s operating leases had a weighted average remaining lease term of approximately 1.67 years.

For the three months ended October 31, 2025, rent expenses for the operating leases and short-term leases (less than one year) were $16,482 and $1,330, respectively.

For the three months ended October 31, 2024, rent expense for the short term leases (less than one year) was $2,522.

The total future minimum lease payments under the non-cancellable operating leases as of October 31, 2025 are as follows:

Year ending July 31,	Minimum lease payments

2026	$45,864
2027	63,063
Thereafter	–
Total lease payments	108,927
Less: Interest	(5,211)
Present value of lease liabilities	$103,716

Future amortization of the Company’s ROU assets is presented below:

Year ending July 31,

2026	$45,895
2027	58,776
After	–
Total	$104,671

Contingencies

From time to time, the Company may be a party to legal proceedings, as well as certain asserted and un-asserted claims. The Company was not involved in any material legal proceedings nor asserted claims as of October 31, 2025.

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

Disaggregated information of revenues by business lines are as follows:

	For the three months ended
	October 31,
	2025	2024

Electronic Device Hardware Components Sales	$–	$–
Software and Website Development Services	–	–
Software Maintenance and Business Promotion Services	–	–
Sale of Minerals	505,465	–
Business Consulting Services	96,881	221,247
Global Logistics Services	3,215,881	2,759,693
Total revenues	$3,818,227	$2,980,940

Disaggregated information of revenues by regions are as follows:

	For the three months ended
	October 31,
	2025	2024

Hong Kong	$2,836,113	$2,576,170
Vietnam	–	166,770
Japan	154,029	238,000
Singapore	828,085	–
Total revenues	$3,818,227	$2,980,940

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

PARENT COMPANY BALANCE SHEET

	October 31,	July 31,
	2025	2025

ASSETS
Cash	$800,865	$2,177,414
Prepaid expense	56,250	39,373
Receivable to subsidiaries	1,647,584	497,584
Investment in subsidiaries	1,859,218	288,614
Total Assets	$2,716,333	$3,002,985

LIABILITIES
Accounts payable and other accrued liabilities	$125	$18,679
Due to related parties	–	–
	125	18,679

Stockholders’ equity
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; no shares issued and outstanding as of October 31, 2025 and July 31, 2025	–	–
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 80,000 shares issued and outstanding as of October 31, 2025 and July 31, 2025	8	8
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,531,803 shares issued and outstanding as of October 31, 2025 and July 31, 2025	1,653	1,653
Additional paid-in capital	5,845,505	5,845,505
Accumulated deficit	(3,130,958)	(2,862,860)
Total stockholders’ equity	2,716,208	2,984,306

Total Liabilities and Stockholders’ Equity	$2,716,333	$3,002,985

PARENT COMPANY STATEMENT OF OPERATIONS

	For the three months ended October 31,
	2025	2024

EXPENSE:
General and administrative	$(256,709)	$(130,415)
Selling and marketing	(4,410)	–

OTHER INCOME
(Loss) gain from investment in subsidiaries	(6,979)	9,968
Other income (expense) net	–	27,391
Total other (expense) income	(6,979)	37,359

Net (loss)	$(268,098)	$(93,056)

PARENT COMPANY STATEMENT OF CASH FLOWS

	For the three months ended October 31,
	2025	2024

Cash flows from operating activities:
Net (loss)	$(268,098)	$(93,056)
Adjustments to reconcile net income to net cash (used in) operating activities:
Warrants issuance to consultant	–	–
Share of (gain) from investment in subsidiaries	6,979	(9968)
Change in operating assets and liabilities:
Prepaid expense and other assets	53,123	780
Accounts payable and other accrued liabilities	(18,553)	56,399
Net cash (used in) operating activities	(226,549)	(45,845)

Cash flows from financing activities:
Operating proceeds from subsidiaries	–	200,000
Repayment of working capital advance to subsidiary	(1,150,000)	–
Working capital advance from related party	–	–
Proceeds received from public or private offerings	–	–
Deferred offering costs incurred	–	(74,125)
Net cash provided by financing activities	(1,150,000)	125,875

Net (decrease) increase in cash and cash equivalents	(1,376,549)	80,030
Cash and cash equivalents at beginning	2,177,414	14,621
Cash and cash equivalents at ending	$800,865	$94,651

NOTE 12 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has performed subsequent events procedures through December 10, 2025, and determined that there are no reportable subsequent events except for the following:

On November 5, 2025, the controlling shareholder RQS Capital Limited requested conversion of 80,000 Series B Preferred Shares, and the Company issued 8,000,000 shares of common stock to RQS Capital Limited at a conversion ratio of 1 to 100.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report.

Overview

On March 3, 2023, we acquired ownership of RQS United Group Limited, a company organized under the laws of the Republic of Seychelles (“RQS United”), pursuant to the Share Exchange Agreement dated March 3, 2023 among the Company, RQS United and RQS Capital Limited, the prior owner of RQS United.

RQS United is a holding company incorporated in the Republic of Seychelles. RQS United has no operations other than holding 90% of the outstanding share capital of its subsidiary, Roshing International Co., Limited, a company organized under the laws of Hong Kong (“Roshing”). Roshing was incorporated on June 22, 2011 and was initially engaged in providing business services, such as software development, consulting and the sale of electronic parts. Since 2023 Roshing has been primarily engaged in logistics solutions, including shipping operation management. Commencing in the first quarter of fiscal year 2026, Roshing has also been engaged in the resale of mineral ores, specifically chromium and manganese. Roshing also continues to generate a small portion of our revenue from providing business services.

Our primary line of business is global shipping logistics. The Company, through its subsidiary, Roshing, provides global logistics services encompassing booking, the transportation arrangement, and related logistics solutions. Roshing’s customized logistics solutions are tailored to meet the diverse needs of its customers.

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

On April 11, 2025, we completed a $7 million public offering and became a listed company on Nasdaq.

Starting in this fiscal year, we have expanded into global trade of bulk chrome and manganese ore by sourcing high-grade minerals directly from resource-rich regions for resale. We intend to utilize optimized bulk vessel and container shipping, and provide end-to-end supply chain solutions for metallurgical and steelmaking customers. The introduction of the mineral trade business is expected to generate operational and strategic synergies with our existing logistics business lines, enhancing overall efficiency and value creation.

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

International Trade Environment. The demand for our shipping operation services is driven by the levels of international trade, which is in turn affected by global political, economic and social conditions. Any changes in a particular country’s trade policy could trigger retaliatory actions by affected countries, potentially eventually resulting in a trade war, which could increase the cost of goods and thus reduce customer demand for products if the parties have to pay tariffs which increase their prices or if trading partners limit their trade with the particular country. Our business is also susceptible to downturns and disruptions in the business activities of our direct customers, which are beyond our control. If sales decline in a particular geographical market in which our direct customers operate, due to unstable regional and/or global political and economic conditions, such decline will likely lead to a corresponding plunge in the international trade volume which, in turn, could reduce the demand for freight forward services and adversely affect our results of operations.

Our Ability to Source Cargo Space from Vendors on a Cost-Efficient Manner. A significant portion of our cost of revenue is the fees that we pay to our vendors. As a result, our results of operation depend on our ability to source vendors in a cost-efficient manner by obtaining a favorable price and effectively controlling the cost.

Development of Our Mineral Trading Business. In addition to our global logistics services, we have recently expanded into mineral trading, under which we source mineral products at competitive prices and resell them to downstream customers. The successful performance of this new business line will depend on a number of factors. First, our ability to identify reliable upstream suppliers and obtain stable mineral supply at favorable prices is critical to maintaining adequate margins. Volatility in global commodity prices, changes in supply–demand dynamics, or disruptions in mineral production regions could significantly affect our purchase costs and profitability. Second, our mineral trading activities rely heavily on maritime logistics, and we seek to utilize our own arranged shipping whenever possible to optimize cost efficiency. Therefore, increases in freight rates, port congestion, vessel availability, geopolitical tensions affecting sea routes, or unexpected disruptions in international logistics may materially impact our operating results. Third, mineral trading is subject to various international trade, customs, and inspection regulations. Any changes in export or import controls, environmental or product-quality requirements, sanctions, or other compliance obligations could restrict our ability to trade certain minerals or increase compliance costs. If we are unable to secure stable sources of mineral products at reasonable prices, or if logistics conditions or regulatory requirements become less favorable, our financial performance and growth prospects related to this business line may be materially and adversely affected.

Results of Operation

Comparison of the three months ended October 31, 2025 and 2024

	For the three months ended October 31,		Change	Change
	2025	2024	Amounts	Percentage
Revenues	$3,818,227	$2,980,940	$837,287	$28%
Cost of Revenues	3,433,976	2,752,509	681,467	25%
Gross profit	384,251	228,431	155,820	68%
Selling and marketing	44,410	85,188	(40,778)	(48%	)
General and administrative	608,648	260,393	348,255	134%
(Loss) from operations	(268,807)	(117,150)	(151,657)	(129%	)
Other (loss) income, net	(67)	27,391	(27,458)	(100%	)
Provision for income taxes	–	2,189	(2,189)	(100%	)
Net (loss)	(268,874)	(91,948)	(176,926)	(192%	)
Less: net (loss) income attributable to non-controlling interest	(776)	1,108	(1,884)	(170%	)
Net (loss) attributable to Tianci	$(268,098)	$(93,056)	$(175,042)	$(188%	)

Revenues

For the three months ended October 31, 2025, our total revenue increased significantly to $3,818,277 from $2,980,940 for the three months ended October 31, 2024. The increase was primarily attributable to the launch of our global mineral trading business, which contributed $505,465 to our total revenue for the three months ended October 31, 2025, representing approximately 13% of our revenue in the first quarter ended October 31, 2025.Revenue generated from our core global logistics services increased $456,188, or 16%, to $3,215,881 from $2,759,693. The logistics service revenue represented 84% of our total revenue in the three months ended October 31, 2025. The increase in logistics service revenue was attributable to our continuing effort to expand our customer base in the service regions. The increase was partially offset by a $124,366 decrease in other services revenue.

	For the Three Months Ended October 31,
	2025	2024
Global Logistics Service Revenue	$3,215,881	$2,759,693
Sales of Mineral Products	505,465	–
Other Services Revenue	96,881	221,247
Total	$3,818,227	$2,980,940

Cost of Revenues

Our cost of revenues from our revenue categories are summarized as follows:

	For the Three Months Ended October 31,
	2025	2024
Cost of Global Logistics Service	$3,081,657	$2,590,865
Cost of Mineral Products	341,152	–
Cost of Other Services	11,167	161,644
Total	$3,433,976	$2,752,509

Our cost of global logistics services represented 90% and 94% of total cost of revenues during the three months ended October 31, 2025 and 2024, respectively. Cost of global logistics services primarily includes cargo space charged by direct ocean carriers, freight forwarders and ancillary logistics services fees. Our cost of revenues from cost of mineral products represented 10% of total cost of revenues during the three months ended October 31, 2025.

Total cost of revenue increased by 25% from $2,752,509 to $3,433,976 for the three months ended October 31, 2025. The increase was primarily attributable to the launch of our new global mineral trading business as we source mineral products from suppliers. Cost of logistics services increased $490,792, or 19%, which was in line with the increase in logistics business revenue in the same period.

Gross Profit

Our gross profit from each of our revenue categories is summarized as follows:

Margins

	For the Three Months Ended October 31,
	2025	2024
Global Logistics Service
Gross Profit	$134,224	$168,828
Gross Profit Margin	4.17%	6.12%
Mineral Product Sales
Gross Profit	$164,313	$–
Gross Profit Margin	32.51%	–
Other Services
Gross Profit	$85,714	$59,603
Gross Profit Margin	88.47%	26.94%
Total
Gross Profit	$384,251	$228,431
Gross Profit Margin	10.06%	7.66%

Our total gross profit increased by $155,820 to $384,251 for the three months ended October 31, 2025. The increase in gross profit was primarily attributable to the launch of our global mineral trading business. For the three months ended October 31, 2025, our overall gross profit margin was 10.06%, an increase from gross profit margin of 7.66% for the three months ended October 31, 2024. Gross profit margin for the quarter increased primarily due to the contribution from our newly launched mineral trading business, which generated a meaningful margin for the period. Although our consulting services continue to yield the highest gross margin among our business lines, its overall impact on total gross margin remains limited due to its relatively small revenue contribution. Gross margin from our core logistic service operations declined compared to the same period last year, mainly because we faced more intense price competition in the market recently. In addition, a larger portion of the shipping services we provided during the quarter consisted of short- and mid-haul routes, which typically generate lower margins than long-haul routes. Going forward, our overall gross margin level will depend largely on our ability to optimize our route mix and on the revenue contribution and margin profile of our expanding mineral trading operations.

Operating Expenses

There was a significant increase in operating expenses in the three months ended October 31, 2025 as compared to the same period last year. Our operating expenses primarily include payroll expenses, commissions, advertising, rent and professional fees relating to our obligations as a public company. There was an increase of $348,255 in our general and administrative expenses, from $260,393 for the three months ended October 31, 2024 to $608,648 in the three months ended October 31, 2025. The significant increase in general and administrative expenses was primarily attributable to the increase in audit and accounting expenses, rent expenses, travel expenses, Nasdaq listing expenses, travel expenses, and certain consulting services fees as we scale up our operation as a public listed company.

The increase in general and administrative expenses was partially offset by a decrease in selling and marketing expenses, which was $44,410 for the three months ended October 31, 2025, as compared to $85,188 for the same period in last fiscal year. The reduction evidences our continuing efforts to operate with less dependence on brokers for business development and to reduce commission-based expenses.

Income Tax Expense

Our income tax expenses amounted to $0 and $2,189 for the three months ended October 31, 2025 and 2024, respectively. The change was due to the loss we incurred this year as a result of increases in operating expenses.

Net (Loss)

As a result of the foregoing, we incurred a net loss of $268,874 and a net loss of $91,948 for the three months ended October 31, 2025 and 2024, respectively. As the Company owns 90% of its operating subsidiary, Roshing, 10% of the net income realized by Roshing was attributed to minority interest. Therefore, net loss for the three months ended October 31, 2025 and 2024 attributable to the shareholders of the Company was $268,098 and $93,056, respectively.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. As of October 31, 2025, despite a net loss of $268,874 for the three months ended October 31, 2025, we had working capital of $2,636,809, which consisted primarily of cash in the amount of $ 1,677,949 that was a portion of the amount we received upon the completion of our public offering. To date, we have financed our operations primarily through capital contributions from shareholders, private placements of equity, and the public offering of common stock.

We believe that our liquidity and working capital will be sufficient to sustain our business operations for the next twelve months. We may, however, need additional cash resources in the future if there are changes in business conditions or other adverse developments or if the Company finds and wishes to pursue opportunities for investment, acquisition, capital expenditure, or similar actions.

We started providing shipping & freight forwarding services in 2023 and entered the global mineral trading business during the recent quarter. Although the business grew quickly, we may require significant capital expenditure, such as acquiring transportation assets, for developing our market share. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity may result in dilution to our shareholders. Any loans that we may secure would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following table summarizes the key components of our cash flows for the three months ended October 31, 2025 and 2024.

	For the Three Months ended October 31,
	2025	2024
Net cash (used in) operating activities	$(727,403)	$(15,211)
Net cash used in investing activities	–	–
Net cash (used in) financing activities	–	(74,125)
Net change in cash and restricted cash	$(727,403)	$(89,336)

Operating activities

Net cash of $727,403 used in operating activities for the three months ended October 31, 2025 was primarily the result of our net loss of $ 268,874, an increase of $582,912 in inventory, and an increase of $295,485 in accounts receivable. These factors were partially offset by a decrease of $153,127 in prepayment and other current assets, an increase of $155,000 in advances from customers, and an increase of $158,291 in accounts payable.

Net cash of $15,211 used in operating activities for the three months ended October 31, 2024 was primarily the result of our net loss of $91,948, partially offset by a $73,768 increase in accrued liabilities and other payables.

Investing activities

The company had no investing activities during the three months ended October 31, 2025 or 2024.

Financing activities

Net cash used in financing activities for the three months ended October 31, 2025 and 2024 was nil and $74,125, which was attributable to the payment of the fees directly relating to our recent public offering.

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

In connection with the preparation of our financial statements for the three months ended October 31, 2025, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended July 31, 2025.

ITEM 2.	UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

There were no unregistered sales of equity securities by the Company during the first quarter of fiscal year 2026, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2026.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.	OTHER INFORMATION

Trading Arrangements. During the quarter ended October 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

TIANCI INTERNATIONAL, INC.

Date: December 11, 2025	By: /s/ Shufang Gao
Shufang Gao, Chief Executive Officer

Date: December 11, 2025	By: /s/ Wei Fang Wei Fang, Chief Financial and Accounting Officer

