Form 10-Q
period 2026-01-31
Tianci International, Inc.
filed 2026-03-12
CIK 1557798

Table of Contents

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

852-266-21800
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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

March 12, 2026

Common Stock: 25,331,803

TIANCI INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JANUARY 31, 2026

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN UNITED STATES DOLLARS)

	January 31,	July 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$723,101	$2,405,352
Accounts receivable	561,753	–
Prepayment and other current assets	777,767	382,554
Inventory	516,536	215,346
Total current assets	2,579,157	3,003,252

Other assets:
Lease security deposit	21,518	23,174
Lease right-of-use asset	89,586	119,545
Total non-current assets	111,104	142,719

TOTAL ASSETS	$2,690,261	$3,145,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,038	$18,554
Income taxes payable	–	16,117
Lease liability-current	65,362	57,903
Accrued liabilities and other payables	4,657	5,077
Total current liabilities	73,057	97,651

Lease liability - noncurrent	28,285	61,403

Total liabilities	101,342	159,054

Commitments and contingencies	–	–

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; no shares issued and outstanding as of January 31, 2026 and July 31, 2025	–	–
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 0 and 80,000 shares issued and outstanding as of January 31, 2026 and July 31, 2025, respectively	–	8
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 25,331,803 and 16,531,803 shares issued and outstanding as of January 31, 2026 and, July 31, 2025, respectively	2,533	1,653
Additional paid-in capital	6,132,633	5,845,505
Accumulated deficit	(3,530,856)	(2,862,860)
Total stockholders' equity attributable to TIANCI INTERNATIONAL, INC.	2,604,310	2,984,306
Non-controlling interest	(15,391)	2,611

Total stockholders’ equity	2,588,919	2,986,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,690,261	$3,145,971

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the three months ended January 31,		For the six months ended January 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES
Global logistics services	$2,531,360	$2,070,083	$5,747,241	$4,829,776
Sale of minerals	1,315,855	–	1,821,320	–
Other revenue	37,469	9,120	134,350	230,367
Total Operating Revenues	3,884,684	2,079,203	7,702,911	5,060,143

COST OF REVENUES
Global logistics services	2,522,643	1,995,569	5,604,300	4,586,434
Cost of minerals	1,260,538	–	1,601,690	–
Other revenue	11,193	3,656	22,360	165,300
Total Cost of Revenues	3,794,374	1,999,225	7,228,350	4,751,734

Gross profit	90,310	79,978	474,561	308,409

Operating expenses:
Selling and marketing	45,170	15,036	89,580	100,224
General and administrative	462,264	171,211	1,070,912	431,604

Total operating expenses	507,434	186,247	1,160,492	531,828

(Loss) from operations	(417,124)	(106,269)	(685,931)	(223,419)

Other (loss) income net	–	–	(67)	27,391

(Loss) before provision for income taxes	(417,124)	(106,269)	(685,998)	(196,028)
Provision for income taxes	–	4,702	–	6,891

Net (loss)	(417,124)	(110,971)	(685,998)	(202,919)
Less: net (loss) income attributable to non-controlling interest	(17,226)	2,380	(18,002)	3,488

Net (loss) attributable to TIANCI INTERNATIONAL, INC.	$(399,898)	$(113,351)	$(667,996)	$(206,407)

Weighted average number of common shares
Basic and diluted	24,320,814	14,781,803	20,405,027	14,781,803

(Loss) per common share attributable to TIANCI INTERNATIONAL, INC.
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of preferred shares A
Basic and diluted	–	–	–	–

Income (loss) per preferred share A attributable to TIANCI INTERNATIONAL, INC.
Basic and diluted	$–	$–	$–	$–

Weighted average number of preferred shares B
Basic and diluted	3,516	80,000	41,967	80,000

(Loss) per preferred share B attributable to TIANCI INTERNATIONAL, INC.
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2026 AND 2025

(EXPRESSED IN UNITED STATES DOLLARS)

	Series B Preferred Stock	Series B Preferred Stock amount	Common stock	Common stock amount	Subscription receivable	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total
Balance at July 31, 2025	80,000	$8	16,531,803	$1,653	$–	$5,845,505	$(2,862,860)	$2,611	$2,986,917
Net loss	–	–	–	–	–	–	(268,098)	(776)	(268,874)
Balance at October 31, 2025 (unaudited)	80,000	$8	16,531,803	$1,653	$–	$5,845,505	$(3,130,958)	$1,835	$2,718,043
Net loss	–	–	–	–	–	–	(399,898)	(17,226)	(417,124)
Conversion of preferred stock to common stock	(80,000)	(8)	8,000,000	800	–	(792)	–	–	–
Issuance common stock for inventory purchase	–	–	800,000	80	–	287,920	–	–	288,000
Balance at January 31, 2026 (unaudited)	–	$–	25,331,803	$2,533	$–	$6,132,633	$(3,530,856)	$(15,391)	$2,588,919

	Series B Preferred Stock	Series B Preferred Stock amount	Common stock	Common stock amount	Subscription receivable	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total
Balance at July 31, 2024	80,000	$8	14,781,803	$1,478	$–	$962,416	$(222,071)	$48,179	$790,010
Net loss	–	–	–	–	–	–	(93,056)	1,108	(91,948)
Balance at October 31, 2024 (unaudited)	80,000	$8	14,781,803	$1,478	$–	$962,416	$(315,127)	$49,287	$698,062
Net loss	–	–	–	–	–	–	(113,351)	2,380	(110,971)
Balance at January 31, 2025 (unaudited)	80,000	$8	14,781,803	$1,478	$–	$962,416	$(428,478)	$51,667	$587,091

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the six months ended January 31,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(685,998)	$(202,919)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of operating lease right-of-use asset	29,959	–
Accounts receivable	(561,754)	–
Prepayment and other current assets	(357,662)	(23,249)
Inventory	(13,190)	–
Lease security deposit	1,656	–
Accounts payable	(15,516)	–
Income taxes payable	(53,665)	(45,029)
Operating lease liabilities	(25,659)	–
Accrued liabilities and other payables	(422)	112,747

Net cash (used in) operating activities	(1,682,251)	(158,450)
Cash flows from financing activities:
Deferred offering costs incurred	–	(74,125)
Net cash (used in) financing activities	–	(74,125)

Net (decrease) in cash	(1,682,251)	(232,575)
Cash, beginning	2,405,352	413,129
Cash, ending	$723,101	$180,554

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$53,665	$51,920

Non-Cash Activities:
Issuance common stock for inventory purchase	288,000	–
Conversion of preferred stock to common stock	800	–

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Three and Six Months Ended January 31, 2026 and 2025

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

RQS United is a holding company incorporated on November 4, 2022 in the Republic of Seychelles. RQS United has no substantive operations other than holding 90% of the outstanding share capital of its subsidiary. Roshing, which was incorporated on June 22, 2011 in Hong Kong, is principally engaged in providing global logistics services. However, during the quarter ended July 31, 2025, Roshing prepared to launch a new mineral ore trading business line, aiming to diversify its revenue streams while further enhancing the synergies between the new business line and its existing logistic service business line. 25.4% of its revenue for the six months ended January 31, 2026 was derived from its business lines other than global logistics: sales of electronic device hardware components, development of logistics software and websites, technical consulting, software maintenance and revenue from sales of chrome ore. Roshing’s business is primarily carried out in Hong Kong.

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

Accounts receivable, net

Accounts receivable include trade accounts due from customers which are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of January 31, 2026 and July 31, 2025, no allowance for doubtful accounts was deemed necessary.

Prepayment and other current assets

Prepayment and other current assets include cash deposited or advanced to vendors for purchasing goods or services that have not been received or provided. This amount is refundable and bears no interest. Prepayment and other current assets are classified as either current or non-current based on the terms of the respective agreements. Prepayment and other current assets are generally unsecured and reviewed periodically for impairment. As of January 31, 2026 and July 31, 2025, the Company made no allowance for impairment.

Inventory

Inventories of mineral ore and hardware are stated at the lower of cost or estimated realizable value. Cost includes the Company’s cost of acquiring mineral ore or hardware products. The cost is charged to cost of products sold on a weighted average basis. Management periodically compares the cost of inventory with its net realizable value, and will establish an allowance to adjust its inventories to their respective net realizable value (“NRV”) if NRV is lower than cost. As of January 31, 2026 and July 31, 2025, the Company made no allowance for inventory.

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

c2. Software and Website Development Services

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

Advertising costs

Advertising costs amounted to $4,410  for the three and six months ended January 31, 2026, respectively, and $0 for the three and six months ended January 31, 2025. Advertising costs are expensed as incurred and included in selling and marketing expenses.

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

During the year ended July 31, 2024, the Company incurred an IRS penalty of $47,030 for failure to update certain foreign-owned information schedules in a timely manner. The penalty was included in other expense in the statements of operations for the year ended July 31, 2024. During the six months ended January 31, 2025, the Company received a refund of $24,953 from the IRS for the penalty previously charged. The refund is included in other income in the statements of operations for the six months ended January 31, 2025.

The Hong Kong tax returns filed for the 2019/2020 tax year and subsequent years are subject to examination by the applicable tax authorities.

The US tax returns filed for 2022 and subsequent years are subject to examination by the applicable tax authorities.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common stock outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of January 31, 2026 and July 31, 2025, there were 0 and 8,000,000 dilutive shares related to the outstanding convertible Series B Preferred Stock. Each outstanding share of Series B is convertible by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate.

Noncontrolling Interests

The noncontrolling interest recorded in the financial statements represents the minority shareholder’s 10% ownership interest in Roshing. The noncontrolling interest is presented in the consolidated balance sheets separate from stockholders’ equity attributable to Tianci. The noncontrolling interest in the results of Roshing is presented on the consolidated statements of operations as allocations of the total income or loss recorded by Roshing between the noncontrolling interest holder and the shareholder of RQS United, which is the Company.

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

NOTE 4 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	January 31,	July 31,
	2026	2025

Prepayment and other current assets
Inventory Purchase	$429,183	$148,314
Employee reimbursement advance	30,000	100,000
Prepaid Income Tax	37,548	–
Other services	281,036	134,240
Total prepayment and other current assets	$777,767	$382,554

NOTE 5 – RELATED PARTIES BALANCES AND TRANSACTIONS

Employment agreements with officers and director retainer agreements

Tianci currently maintains three employment agreements with its officers and seven director retainer agreements with its directors. The agreements have terms of 3 years and each provides for monthly compensation in amounts ranging from $1,300 per month to $8,000 per month as of January 31, 2026.

For the three months ended January 31, 2026 and 2025, the Company incurred management compensation expenses of $84,300 and $56,400, respectively. For the six months ended January 31, 2026 and 2025, the Company incurred management compensation expenses of $168,600 and $112,800, respectively. These amounts are included in “general and administrative expenses” in the accompanying consolidated statements of operations.

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

The following table sets forth information, as of January 31, 2026, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

	January 31, 2026
Class	Shares Authorized	Shares Outstanding
Common Stock, $.0001 par value	100,000,000	25,331,803
Series A Preferred Stock, $.0001 par value	80,000	–
Series B Preferred Stock, $.0001 par value	80,000	–
Undesignated Preferred Stock, $.0001 par value	19,920,000	–

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

Series B Preferred Stock

Each share of Series B Preferred Stock may be converted by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate. Each holder of Series B Preferred Stock has voting rights equal to the holder of the number of shares of common stock into which the Series B Preferred Stock is convertible. Upon liquidation of the Company, each holder of Series B Preferred Stock is entitled to receive, out of the net assets of the Company, $0.01 per share, then to share in the distribution on an as-converted basis. On November 5, 2025, all 80,000 shares of the Series B Preferred Stock were converted into 8,000,000 shares of Company common stock.

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

On April 24, 2024, the Company sold 80,000 shares of its Series B Preferred Stock to RQS Capital Limited for a cash payment of $80,000.

On April 11, 2025, the Company closed its public offering of 1,750,000 shares of common stock. The shares were priced at $4.00 per share, and the offering was conducted on a firm commitment basis. The Company’s common stock was approved for uplisting to the Nasdaq Capital Market from the OTC Markets and commenced trading under the ticker symbol “CIIT” on April 10, 2025.

On November 5, 2025, all issued and outstanding 80,000 shares of the Series B Preferred Stock were converted into 8,000,000 shares of Company common stock.

On January 28, 2026, the Company acquired hardware inventory with a total purchase price of $323,400. As consideration for the purchase, the Company issued 800,000 shares of its common stock to the vendor. The common shares were measured at their fair value of approximately $288,000 on the transaction date, based on the quoted market price of the Company’s common stock. The difference between the fair value of the equity consideration issued and the total purchase price of the inventory was recognized as a $35,400 payable to the vendor, which was recorded within accounts payable as of the transaction date.

Issuances of warrants

On April 11, 2025, the Company issued 87,500 warrants to a third-party consultant as consideration for strategic advisory and consulting services. Each warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $4.80 per share. The warrants are set to expire five years after the issuance. As of the expiration date, none of the warrants had been exercised.

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

Hong Kong

Roshing is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Incorporated companies pay 8.25% tax on the first HKD 2 million of profits and 16.5% on the remainder. Hong Kong income tax expenses for the six months ended January 31, 2026 and 2025 amounted to $0 and $6,891, respectively.

For the six months ended January 31, 2026, the loss before provision for income taxes of $(685,998) consisted of United States source loss of $(505,975) and Hong Kong source loss of $(180,023). For the six months ended January 31, 2025, the loss before provision for income taxes of $(196,028) consisted of United States source loss of $(237,794) and Hong Kong source income of $41,766.

Significant components of the provision for income taxes are as follows:

	For the six months ended
	January 31, 2026	January 31, 2025

Current Hong Kong	$–	$6,891
Deferred Hong Kong	–	–
Provision for income taxes	$–	$6,891

The following table reconciles the United States statutory rates to the Company’s effective tax rate:

	For the six months ended
	January 31, 2026	January 31, 2025

United States statutory tax rate	21.0%	21.0%
Foreign tax rate differential – Hong Kong (including two-tier regime)	(1.2)%	1.0%
Change in valuation allowance	(19.8)%	(25.5)%
Effective tax rate	–%	(3.5)%

Deferred tax assets are comprised of the following:

	As of
	January 31, 2026	July 31, 2025

Net operating loss carryforwards	$942,975	$807,016
Warrants not excised	33,267	33,267
Allowance for deferred tax assets	(976,242)	(840,283)
Deferred tax assets, net	$–	$–

For United States income tax purposes, Tianci and Roshing had net operating loss carryforwards of approximately $3,994,000 and $631,000, respectively, as of January 31, 2026. Management has not determined that it is more likely than not that this carryforward will be realized, and therefore the Company maintains a 100% valuation allowance for the deferred tax asset relating to the United States net operating loss carryforward. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of January 31, 2026 and July 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

As of January 31, 2026, tax years for the year ended July 2023 and forward generally remain open for examination for United States Federal and State tax purposes and tax years 2019/2020 and forward generally remain open for examination for Hong Kong tax purposes.

NOTE 8 — CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash held in banks. The cash balance in each financial institution in the United States is insured by the FDIC up to $250,000. As of January 31, 2026, a cash balance of $294,584 was maintained at a financial institution in United States, none of which was subject to credit risk.

The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately US$64,000) if the bank with which an individual/company holds its eligible deposit fails. As of January 31, 2026, a cash balance of $372,233 was maintained at a financial institution in Hong Kong, of which approximately $196,000 was subject to credit risk. Management believes that the financial institution is of high credit quality and continually monitors its credit worthiness.

Customer concentration risk

For the six months ended January 31, 2026, two customers accounted for 46.1% and 12.4% of the Company’s total revenues.

For the six months ended January 31, 2025, three customers accounted for 50.2%, 13.5% and 11.6% of the Company’s total revenues.

As of January 31, 2026, three customers accounted for 45.8%, 24.2%, and 14.7% of the Company’s total accounts receivable. As of July 31, 2025, no customer accounted for over 10% of the Company’s total accounts receivable.

Vendor concentration risk

For the six months ended January 31, 2026, two vendors accounted for 51.8% and 14.9% of the Company’s total purchases.

For the six months ended January 31, 2025, two vendors accounted for 64.6% and 13.2% of the Company’s total purchase.

As of January 31, 2026, one vendor accounted for 100.0% of the Company’s total accounts payable.

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

As of January 31, 2026, the Company’s operating leases had a weighted average remaining lease term of approximately 1.42 years.

For the three months ended January 31, 2026, rent expenses for the operating leases and short-term leases (less than one year) were $16,482 and $1,330, respectively.

For the six months ended January 31, 2026, rent expenses for the operating leases and short-term leases (less than one year) were $32,965 and $2,660, respectively.

The total future minimum lease payments under the non-cancellable operating leases as of January 31, 2026 are as follows:

Year ending January 31,	Minimum lease payments

2026	$68,796
2027	28,665
Thereafter	–
Total lease payments	97,461
Less: Interest	3,814
Present value of lease liabilities	$93,647

Future amortization of the Company’s ROU assets is presented below:

Year ending January 31,

2026	$62,496
2027	27,090
After	–
Total	$89,586

Contingencies

From time to time, the Company may be a party to legal proceedings, as well as certain asserted and un-asserted claims. The Company was not involved in any material legal proceedings nor asserted claims as of January 31, 2026.

NOTE 10 — ENTERPRISE-WIDE DISCLOSURE

The Company follows ASC 280, Segment Reporting, which requires companies to disclose segment data based on how management makes decisions about allocating resources to each segment and evaluates their performances. The Company’s chief operating decision-makers (i.e., the Company’s chief executive officer and his direct assistants, including the Company’s chief financial officer) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues, cost of revenues, and gross profit by business lines and by regions (Hong Kong, China, Japan and Singapore) for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by ASC 280, the Company considers itself to be operating within one reportable segment.

Disaggregated information of revenues by business lines are as follows:

Based on qualitative and quantitative criteria established by ASC 280, the Company considers itself to be operating within one reportable segment.

	For the three months ended		For the six months ended
	January 31,		January 31,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Electronic Device Hardware Components Sales	$–	$–	$–	$–
Software and Website Development Services	–	–	–	–
Software Maintenance and Business Promotion Services	–	–	–	–
Business Consulting Services	37,469	9,120	134,350	230,367
Global Logistics Services	2,531,360	2,070,083	5,747,241	4,829,776
Sale of Minerals	1,315,855	–	1,821,320	–
Total revenues	$3,884,684	$2,079,203	$7,702,911	$5,060,143

Disaggregated information of revenues by regions are as follows:

	For the three months ended		For the six months ended
	January 31,		January 31,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Hong Kong	$2,117,818	$1,997,203	$4,953,931	$4,573,373
China	1,335,066	–	1,335,066	166,770
Japan	28,606	82,000	182,635	320,000
Singapore	403,194	–	1,231,279	1,250
Total revenues	$3,884,684	$2,079,203	$7,702,911	$5,060,143

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

PARENT COMPANY BALANCE SHEET

	January 31,	July 31,
	2026	2025

ASSETS
Cash	$294,584	$2,177,414
Prepaid expense	117,699	39,373
Receivable from subsidiaries	1,847,584	497,584
Investment in subsidiaries	2,192,177	288,614
Total Assets	$2,604,460	$3,002,985

LIABILITIES
Accounts payable and other accrued liabilities	$150	$18,679
Due to related parties	–	–
	150	18,679

Stockholders’ equity
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; no shares issued and outstanding as of January 31, 2026 and July 31, 2025	–	–
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 0 and 80,000 shares issued and outstanding as of January 31, 2026 and July 31, 2025, respectively	–	8
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 25,331,803 and 16,531,803 shares issued and outstanding as of January 31, 2026 and July 31, 2025, respectively	2,533	1,653
Additional paid-in capital	6,132,633	5,845,505
Accumulated deficit	(3,530,856)	(2,862,860)
Total stockholders’ equity	2,604,310	2,984,306

Total Liabilities and Stockholders’ Equity	$2,604,460	$3,002,985

PARENT COMPANY STATEMENT OF OPERATIONS

	For the six months ended January 31,
	2026	2025

EXPENSE:
General and administrative	$(501,565)	$(265,185)
Selling and marketing	(4,410)	–

OTHER INCOME
(Loss) gain from investment in subsidiaries	(162,021)	31,387
Other income (expense) net	–	27,391
Total other (expense) income	(162,021)	58,778

Net (loss)	$(667,996)	$(206,407)

PARENT COMPANY STATEMENT OF CASH FLOWS

	For the six months ended January 31,
	2026	2025

Cash flows from operating activities:
Net (loss)	$(667,996)	$(206,407)
Adjustments to reconcile net income to net cash used in operating activities:
Share of (gain) from investment in subsidiaries	162,021	(31,387)
Change in operating assets and liabilities:
Prepaid expense and other assets	(8,326)	(3,625)
Accounts payable and other accrued liabilities	(18,529)	112,799
Net cash (used in) operating activities	(532,830)	(128,620)

Cash flows from financing activities:
Operating proceeds from subsidiaries	–	200,000
Repayment of working capital advance to subsidiary	(1,350,000)	–
Deferred offering costs incurred	–	(74,125)
Net cash (used in) provided by financing activities	(1,350,000)	125,875

Net (decrease) in cash and cash equivalents	(1,882,830)	(2,745)
Cash and cash equivalents at beginning	2,177,414	14,621
Cash and cash equivalents at ending	$294,584	$11,876

NOTE 12 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has performed subsequent events procedures through March 12, 2026, and determined that there are no reportable subsequent events except for the following:

On February 18, 2026, the board approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 2,000,000,000.

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

Roshing currently does not own or operate any transportation assets. By leveraging our senior management’s expertise in the global logistics industry and adopting an asset-light strategy at the early stage, Roshing has seen a significant growth in logistics revenue since 2023. Shufang Gao, our Chief Executive Officer, previously worked for a globally renowned shipping conglomerate, acquiring over 20 years of management experience. His expertise spans shipping operation management and logistics transportation. Leveraging this experience, he has provided the Company with the managerial framework to expand its global logistics business, as well as access to relevant customer and supplier resources in the shipping industry. Roshing’s business is primarily carried out in Hong Kong and other locations in the Asia-Pacific region, mainly in Japan, South Korea and China. Roshing’s logistics services also include the shipment of goods to African countries.

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

Results of Operation

Comparison of the three months ended January 31, 2026 and 2025

	For the three months ended January 31,		Change	Change
	2026	2025	Amounts	Percentage
Revenues	$3,884,684	$2,079,203	$1,805,481	87%
Cost of Revenues	3,794,374	1,999,225	1,795,149	90%
Gross profit	90,310	79,978	10,332	13%
Selling and marketing	45,170	15,036	30,134	200%
General and administrative	462,264	171,211	291,053	170%
(Loss) from operations	(417,124)	(106,269)	(310,855)	293%
Provision for income taxes	–	4,702	(4,702)	100%)
Net (loss)	(417,124)	(110,971)	(306,153)	276%
Less: net (loss) income attributable to non-controlling interest	(17,226)	2,380	(19,606)	(824%)
Net (loss) attributable to Tianci	$(399,898)	$(113,351)	$(286,547)	253%

Comparison of the six months ended January 31, 2026 and 2025

	For the six months ended January 31,
	2026	2025	Change	Change Percentage
Revenues	$7,702,911	$5,060,143	$2,642,768	52%
Cost of Revenues	7,228,350	4,751,734	2,476,616	52%
Gross profit	474,561	308,409	166,152	54%
Selling and marketing	89,580	100,224	(10,644)	(11%)
General and administrative	1,070,912	431,604	639,308	148%
(Loss) from operations	(685,931)	(223,419)	(462,512)	207%
Other (loss) income, net	(67)	27,391	27,458
Provision for income taxes	–	6,891	(6,891)	(100%)
Net (loss) income	(685,998)	(202,919)	(483,079)	238%)
Less: net (loss) income attributable to non-controlling interest	(18,002)	3,488	(21,490)	(616%)
Net (loss) attributable to Tianci	$(667,996)	$(206,407)	$(461,589)	224%

Revenues

For the three months ended January 31, 2026, our total revenue increased significantly to $3,884,684 from $2,079,203 for the three months ended January 31, 2025. The increase was primarily attributable to the launch of our global mineral trading business, which contributed $1,315,855 to our total revenue for the three months ended January 31, 2026, representing approximately 34% of our revenue in the quarter ended January 31, 2026. Revenue generated from our core global logistics services increased $461,277 or 22%, to $2,531,360 from $2,070,083. The logistics service revenue represented 65% of our total revenue in the three months ended January 31, 2026.

For the six months ended January 31, 2026, our total revenue increased significantly to $7,702,911 from $5,060,143 for the six months ended January 31, 2025. The increase was primarily attributable to the launch of our global mineral trading business, which contributed $1,821,320 to our total revenue for the six months ended January 31, 2026, representing approximately 24% of our revenue in six months ended January 31, 2026. Revenue generated from our core global logistics services increased $917,465 or 19%, to $5,747,241 from $4,829,776. The logistics service revenue represented 75% of our total revenue in the six months ended January 31, 2026.

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2026	2025	2026	2025
Global Logistics Service Revenue	$2,531,360	$2,070,083	$5,747,241	$4,829,776
Sales of Mineral Products	1,315,855	–	1,821,320	–
Other Service Revenue	37,469	9,120	134,350	230,367
Total	$3,884,684	$2,079,203	$7,702,911	$5,060,143

Cost of Revenues

Our cost of revenues from our revenue categories are summarized as follows:

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2026	2025	2026	2025
Cost of Global Logistics Service	$2,522,643	$1,995,569	$5,604,300	$4,586,434
Cost of Chrome Ore	1,260,538	–	1,601,690	–
Cost of Other Service	11,193	3,656	22,360	165,300
Total	$3,794,374	$1,999,225	$7,228,350	$4,751,734

Our cost of global logistics services represented 66.5% and 99.8% of total cost of revenues during the three months ended January 31, 2026 and 2025, respectively. Our cost of global logistics services represented 78% and 97% of total cost of revenues during the six months ended January 31, 2026 and 2025, respectively. Cost of global logistics services primarily includes cargo space charged by direct ocean carriers, freight forwarders and ancillary logistics services fees. Our cost of revenues from cost of mineral products represented 33.2% of total cost of revenues during the three months ended January 31, 2026. Our cost of revenues from cost of mineral products represented 22% of total cost of revenues during the six months ended January 31, 2026.

Total cost of revenue increased by 90% from $1,995,569 to $2,522,643 for the three months ended January 31, 2026, and increased by 72% from $4,751,734 to $7,228,350 for the six months ended January 31, 2026. The increase was primarily attributable to the launch of our new global mineral trading business as we source mineral products from suppliers. Cost of logistics services increased $527,074, or 26% for the three months ended January 31, 2026 and increased $3,081,657, or 67% for the six months ended January 31, 2026, which was in line with the increase in logistics business revenue in the same period.

Gross Profit

Our gross profit from each of our revenue categories is summarized as follows:

Margins

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2026	2025	2026	2025
Global Logistics Service
Gross Profit Margin	$8,717	$75,514	$142,941	$243,342
Gross Profit Percentage	0.34%	3.6%	2.49%	5.04%
Sales of Mineral Products
Gross Profit Margin	$55,317	$–	$219,630	$–
Gross Profit Percentage	4.2%	–	12.06%	–
Other Services
Gross Profit Margin	$26,276	$5,464	$111,990	$65,067
Gross Profit Percentage	70.13%	59.91%	83.36%	28.24%
Total
Gross Profit Margin	$90,310	$79,978	$474,561	$308,409
Gross Profit Percentage	2.32%	3.85%	6.16%	6.09%

Our total gross profit increased by $10,332 to $90,310 for the three months ended January 31, 2026, and increased by $166,152 to $474,561 for the six months ended January 31, 2026. For the three and six months ended January 31, 2026, our overall gross profit margin was 2.32% and 6.16%, a decrease from gross profit margin of 3.85% for the three months ended January 31, 2025 and an increase from gross profit margin of 6.09% for the six months ended January 31, 2025. Although our consulting services continue to yield the highest gross margin among our business lines, its overall impact on total gross margin remains limited due to its relatively small revenue contribution. Gross margin from our core logistic service operations declined compared to the same period last year, mainly because we faced more intense price competition in the market recently. In addition, a larger portion of the shipping services we provided during the quarter consisted of short- and mid-haul routes, which typically generate lower margins than long-haul routes. Going forward, our overall gross margin level will depend largely on our ability to optimize our route mix and on the revenue contribution and margin profile of our expanding mineral trading operations. The gross profit margin generated from our newly launched mineral trading business partially offset the decline in the gross profit margin of our logistics services revenue.

Operating Expenses

There was a significant increase in operating expenses in the three and six months ended January 31, 2026 as compared to the same period last year. Our operating expenses primarily include payroll expenses, commissions, advertising, rent and professional fees relating to our obligations as a public company. There was an increase of $291,053 in our general and administrative expenses, from $171,211 for the three months ended January 31, 2025 to $462,264 in the three months ended January 31, 2026, and an increase of $639,308 in our general and administrative expenses, from $431,604 for the six months ended January 31, 2025 to $1,070,912 in the six months ended January 31, 2026. The significant increase in general and administrative expenses was primarily attributable to the increase in audit and accounting expenses, rent expenses, Nasdaq listing expenses, travel expenses, and certain professional consulting services fees as we scale up our operation as a public listed company. Management expects that general and administrative expenses will remain elevated in the foreseeable future as we continue to incur additional costs associated with operating as a public company.

The increase in general and administrative expenses was partially offset by a decrease in selling and marketing expenses, which were $89,580 for the six months ended January 31, 2026, as compared to $100,224 for the same period in last fiscal year. The reduction evidences our continuing efforts to operate with less dependence on brokers for business development and to reduce commission-based expenses.

Income Tax Expense

Our income tax expense amounted to $0 for the three and six months ended January 31, 2026, compared to $4,702 and $6,891 for the three and six months ended January 31, 2025, respectively. The change was due to the decrease in operating income generated by Roshing during this period.

Net (Loss)

As a result of the foregoing, we incurred a net loss of $417,124 and $685,998 for the three and six months ended January 31, 2026, and a net loss of $110,971 and $202,919 for the three and six months ended January 31, 2025, respectively. As the Company owns 90% of its operating subsidiary, Roshing, 10% of the net income or loss realized by Roshing was attributed to minority interest. Therefore, the net loss for the three and six months ended January 31, 2026 attributable to the shareholders of the Company was $399,898 and $113,351, respectively.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. As of January 31, 2026, we had working capital of $2,506,100. To date, we have financed our operations primarily through capital contributions from shareholders, private placements of equity, and the public offering of common stock.

We believe that our liquidity and working capital will be sufficient to sustain our business operations for the next twelve months. We may, however, need additional cash resources in the future if there are changes in business conditions or other adverse developments or if the Company finds and wishes to pursue opportunities for investment, acquisition, capital expenditure, or similar actions.

We started providing shipping & freight forwarding services in 2023 and entered the global mineral trading business during the quarter ended July 31, 2025. Although the shipping business grew quickly, we may require significant capital expenditure, such as acquiring transportation assets, for developing our market share. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity may result in dilution to our shareholders. Any loans that we may secure would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following table summarizes the key components of our cash flows for the six months ended January 31, 2026 and 2025.

	For the six months ended
	January 31,
	2026	2025
Net cash used in operating activities	$(1,682,251)	$(158,480)
Net cash used in investing activities	–	–
Net cash provided by (used in) financing activities	–	(74,125)
Net change in cash and restricted cash	$(1,682,251)	$(232,575)

Operating activities

Net cash of $1,682,251 used in operating activities for the six months ended January 31, 2026 was primarily the result of our net loss of $685,998, an increase of $357,662 in prepayment and other current assets, an increase of $561,754 in accounts receivable, and lesser decreases in accounts payable and income taxes payable.

Net cash of $158,450 used in operating activities for the six months ended January 31, 2025 was primarily the result of net loss of $202,919, an increase of $23,249 in prepaid expense during the period to our service vendor and a increase of $45,029 in the payment of our profit tax in Hong Kong, all of which was partially offset by a $112,747 increase in accrued liabilities.

Investing activities

The company had no investing activities during the six months ended January 31, 2026 or 2025.

Financing activities

Net cash used in financing activities for the three months ended January 31, 2026 and 2025 was nil and $74,125, which was attributable to the payment of the fees directly relating to our recent public offering.

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

In connection with the preparation of our financial statements for the three and six months ended January 31, 2026, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

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

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended July 31, 2025.

ITEM 2.	UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

There were no unregistered sales of equity securities by the Company during the second quarter of fiscal year 2026, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2026.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.	OTHER INFORMATION

Trading Arrangements. During the quarter ended January 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

3.a	Certificate of Amendment of Certificate of Incorporation filed 2-18-26
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Rule 13a-14(b) Certification of CEO
32.2	Rule 13a-14(b) Certification of CFO
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANCI INTERNATIONAL, INC.

Date: March 12, 2026	By: /s/ Shufang Gao
Shufang Gao, Chief Executive Officer

Date: March 12, 2026	By: /s/ Wei Fang Wei Fang, Chief Financial and Accounting Officer

