Form 10-Q
period 2026-04-30
Tianci International, Inc.
filed 2026-06-22
CIK 1557798

Table of Contents

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

June 22, 2026

Common Stock: 9,673,907

1

TIANCI INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 30, 2026

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN UNITED STATES DOLLARS)

	April 30,	July 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$718,203	$2,405,352
Accounts receivable	957,880	–
Prepayment and other current assets	730,472	382,554
Inventory	282,139	215,346
Total current assets	2,688,694	3,003,252

Other assets:
Lease security deposit	21,518	23,174
Lease right-of-use asset	74,289	119,545
Total non-current assets	95,807	142,719

TOTAL ASSETS	$2,784,501	$3,145,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$18,554
Income taxes payable	–	16,117
Lease liability-current	60,510	57,903
Accrued liabilities and other payables	32,137	5,077
Total current liabilities	92,647	97,651

Lease liability - noncurrent	11,390	61,403

Total liabilities	104,037	159,054

Commitments and contingencies	–	–

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; no shares issued and outstanding as of April 30, 2026 and July 31, 2025	–	–
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 0 and 80,000 shares issued and outstanding as of April 30, 2026 and July 31, 2025, respectively	–	8
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding as of April 30, 2026 and, July 31, 2025, respectively	–	–
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 3,618,907 and 2,361,763 shares issued and outstanding as of April 30, 2026 and, July 31, 2025, respectively*	361	236
Additional paid-in capital	6,134,805	5,846,922
Accumulated deficit	(3,482,130)	(2,862,860)
Total stockholders' equity attributable to TIANCI INTERNATIONAL, INC.	2,653,036	2,984,306
Non-controlling interest	27,428	2,611

Total stockholders’ equity	2,680,464	2,986,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,784,501	$3,145,971

*	All common stock share and per share amounts for all periods presented have been retroactively restated to give effect to the reverse stock split.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the three months ended April 30		For the nine months ended April 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES
Global logistics services	$2,271,363	$1,901,992	$8,018,604	$6,731,768
Sale of minerals	1,418,552	–	3,239,872	–
Other revenue	620,606	46,223	754,956	276,590
Total Operating Revenues	4,310,521	1,948,215	12,013,432	7,008,358

COST OF REVENUES
Global logistics services	2,186,753	1,886,564	7,791,053	6,472,998
Cost of minerals	1,415,118	–	3,016,808	–
Other revenue	11,161	3,668	33,521	168,968
Total Cost of Revenues	3,613,032	1,890,232	10,841,382	6,641,966

Gross profit	697,489	57,983	1,172,050	366,392

Operating expenses:
Selling and marketing	30,000	63,700	119,580	163,924
General and administrative	552,141	960,583	1,623,053	1,392,187

Total operating expenses	582,141	1,024,283	1,742,633	1,556,111

(Loss) income from operations	115,348	(966,300)	(570,583)	(1,189,719)

Other income (loss) net	(86)	–	(153)	27,391

Income (loss) before provision for income taxes	115,262	(966,300)	(570,736)	(1,162,328)
Provision for income tax expenses (benefits)	23,717	(6,891)	23,717	–

Net (loss) income	91,545	(959,409)	(594,453)	(1,162,328)
Less: net income (loss) attributable to non-controlling interest	42,819	(11,422)	24,817	(7,934)

Net income (loss) attributable to TIANCI INTERNATIONAL, INC.	$48,726	$(947,987)	$(619,270)	$(1,154,394)

Weighted average number of common shares
Basic and diluted *	3,618,829	2,138,826	3,145,300	2,120,467

Income (loss) per common share attributable to TIANCI INTERNATIONAL, INC.
Basic and diluted	$0.01	$(0.43)	$(0.20)	$(0.52)

Weighted average number of preferred shares A
Basic and diluted	–	–	–	–

Income (loss) per preferred share A attributable to TIANCI INTERNATIONAL, INC.
Basic and diluted	$–	$–	$–	$–

Weighted average number of preferred shares B
Basic and diluted	–	80,000	4,034	80,000

(Loss) per preferred share B attributable to TIANCI INTERNATIONAL, INC.
Basic and diluted	$–	$(0.43)	$(0.20)	$(0.52)

*	All common stock share and per share amounts for all periods presented have been retroactively restated to give effect to the reverse stock split.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2026 AND 2025

(EXPRESSED IN UNITED STATES DOLLARS)

	Series B Preferred Stock	Series B Preferred Stock amount	Common stock before RS	Common stock*	Common stock amount*	Subscription receivable	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total
Balance at July 31, 2025	80,000	$8	16,531,803	2,361,763	$236	$–	$5,846,922	$(2,862,860)	$2,611	$2,986,917
Net loss	–	–	–	–	–	–	–	(268,098)	(776)	(268,874)
Balance at October 31, 2025 (unaudited)	80,000	$8	16,531,803	2,361,763	$236	$–	$5,846,922	$(3,130,958)	$1,835	$2,718,043
Net loss	–	–	–	–	–	–	–	$(399,898)	$(17,226)	(417,124)
Conversion of preferred stock to common stock	(80,000)	$(8)	8,000,000	1,142,858	114	–	(106)	–	–	–
Issuance common stock for inventory purchase	–	–	800,000	114,286	11	–	287,989	–	–	288,000
Balance at January 31, 2026 (unaudited)	–	$–	25,331,803	3,618,907	$361	$–	$6,134,805	$(3,530,856)	$(15,391)	$2,588,919
Net loss	–	–	–			–	–	48,726	42,819	91,545
Balance at April 30, 2026 (unaudited)	–	$–	25,331,803	3,618,907	$361	$–	$6,134,805	$(3,482,130)	$27,428	$2,680,464

	Series B Preferred Stock	Series B Preferred Stock amount	Common stock before RS	Common stock*	Common stock amount*	Subscription receivable	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total
Balance at July 31, 2024	80,000	$8	14,781,803	2,111,686	$211	$–	$963,683	$(222,071)	$48,179	$790,010
Net loss	–	–	–	–	–	–	–	(93,056)	1,108	(91,948)
Balance at October 31, 2024 (unaudited)	80,000	$8	14,781,803	2,111,686	$211	$–	$963,683	$(315,127)	$49,287	$698,062
Net loss	–	–	–	–	–	–	–	(113,351)	2,380	(110,971)
Balance at January 31, 2025 (unaudited)	80,000	$8	14,781,803	2,111,686	$211	$–	$963,683	$(428,478)	$51,667	$587,091
Proceeds from public offering	–	–	1,750,000	250,000	25	–	4,724,827	–	–	4,724,852
Warrants issuance to consultant	–	–	–	–	–	–	158,412	–	–	158,412
Net loss	–	–	–	–	–	–	–	(947,987)	(11,422)	(959,409)
Balance at April 30, 2025 (unaudited)	80,000	$8	16,531,803	2,361,686	$236	$–	$5,846,922	$(1,376,465)	$40,245	$4,510,946

*	All common stock share and per share amounts for all periods presented have been retroactively restated to give effect to the reverse stock split.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the nine months ended April 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(594,453)	$(1,162,328)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	45,257	–
Warrants issuance to consultant	–	158,412
Debt forgiven by related party	–	–
Change in operating assets and liabilities:
Accounts receivable	(957,881)	(166,752)
Prepayment and other current assets	(334,084)	(723,733)
Inventory	221,207	–
Lease security deposit	1,656	–
Due from related party	–	–
Advances from customers	–	–
Accounts payable	(18,554)	–
Income taxes payable	(29,948)	(51,920)
Operating lease liabilities	(47,406)	–
Accrued liabilities and other payables	27,057	(53,861)
Net cash (used in) operating activities	(1,687,149)	(2,000,182)

Cash flows from financing activities:
Repayment of working capital advance to related party	–	(10,771)
Operating expenses directly paid by shareholders	–	–
Working capital advance from related party	–	8,500
Proceeds received from public or private offerings	–	5,439,333
Deferred offering costs incurred	–	(219,125)
Net cash provided by financing activities	–	5,217,937

Net (decrease) increase in cash	(1,687,149)	3,217,755
Cash, beginning	2,405,352	413,129
Cash, ending	$718,203	$3,630,884

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$53,665	$51,920

Non-Cash Activities:
Issuance common stock for inventory purchase	$288,000	$–
Conversion of preferred stock to common stock	$800	$–
Deferred offering costs net against proceeds from public offering	$–	$714,481

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended April 30, 2026 and 2025

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

RQS United is a holding company incorporated on November 4, 2022 in the Republic of Seychelles. RQS United has no substantive operations other than holding 90% of the outstanding share capital of its subsidiary. Roshing, which was incorporated on June 22, 2011 in Hong Kong, is principally engaged in providing global logistics services. However, since fiscal year 2026, Roshing initiated a new mineral ore trading business line, aiming to diversify its revenue streams while further enhancing the synergies between the new business line and its existing logistic service business line. 33.3% of its revenue for the nine months ended April 30, 2026 was derived from its business lines other than global logistics: sales of electronic device hardware components, development of logistics software and websites, technical consulting, software maintenance and revenue from sales of chrome ore. Roshing’s business is primarily carried out in Hong Kong.

On February 13, 2023, the Company incorporated a wholly-owned subsidiary, Tianci Group Holding Limited, in the Republic of Seychelles. To date, Tianci Group Holding Limited has not carried on any business operations.

Reorganization

On March 3, 2023 the Company entered into a Share Exchange Agreement with RQS United Group Limited (“RQS United”) and RQS Capital Limited (“RQS Capital”), which was the sole shareholder of RQS United (the “Exchange Agreement”). RQS United owns 90% of the equity in Roshing International Co., Limited (“Roshing”), which is engaged in the business of providing global logistics services including ocean freight forwarding and related logistics solutions, distributing electronic components and providing software services. Pursuant to the Exchange Agreement, on March 6, 2023 RQS Capital transferred all of the issued and outstanding capital stock of RQS United to the Company, and the Company issued to RQS Capital 214,286 shares (reflecting the March 2026 reverse stock split; 1,500,000 shares on a pre-split basis) of the Company's common stock and paid a cash price of $350,000 (the “Share Exchange”). Pursuant to the Exchange Agreement, the Company also issued a total of 100,000 shares (reflecting the March 2026 reverse stock split; 700,000 shares on a pre-split basis) of the Company's common stock to nine employees or affiliates of Roshing to induce continued services to Roshing.

As a result of the Share Exchange, RQS United became the Company's wholly-owned subsidiary and the former RQS United stockholder became the Company's controlling stockholder. The share exchange transaction was treated as a reverse acquisition, with RQS United as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when the Company refers in this report to business and financial information for periods prior to the consummation of the reverse acquisition, the Company is referring to the business and financial information of RQS United and its consolidated subsidiary, Roshing.

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

Accounts receivable, net

Accounts receivable include trade accounts due from customers which are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of April 30, 2026 and July 31, 2025, no allowance for doubtful accounts was deemed necessary.

Prepayment and other current assets

Prepayment and other current assets include cash deposited or advanced to vendors for purchasing goods or services that have not been received or provided. This amount is refundable and bears no interest. Prepayment and other current assets are classified as either current or non-current based on the terms of the respective agreements. Prepayment and other current assets are generally unsecured and reviewed periodically for impairment. As of April 30, 2026 and July 31, 2025, the Company made no allowance for impairment.

Inventory

Inventories of mineral ore and hardware are stated at the lower of cost or estimated realizable value. Cost includes the Company’s cost of acquiring mineral ore or hardware products. The cost is charged to cost of products sold on a weighted average basis. Management periodically compares the cost of inventory with its net realizable value, and will establish an allowance to adjust its inventories to their respective net realizable value (“NRV”) if NRV is lower than cost. As of April 30, 2026 and July 31, 2025, the Company made no allowance for inventory.

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

Advertising costs

Advertising costs amounted to $nil and $4,410 for the three and nine months ended April 30, 2026, respectively, and $nil for the three and nine months ended April 30, 2025. Advertising costs are expensed as incurred and included in selling and marketing expenses.

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

During the year ended July 31, 2024, the Company incurred an IRS penalty of $47,030 for failure to update certain foreign-owned information schedules in a timely manner. The penalty was included in other expense in the statements of operations for the year ended July 31, 2024. During the nine months ended April 30, 2025, the Company received a refund of $24,953 from the IRS for the penalty previously charged. The refund is included in other income in the statements of operations for the nine months ended April 30, 2025.

The Hong Kong tax returns filed for the 2019/2020 tax year and subsequent years are subject to examination by the applicable tax authorities.

The US tax returns filed for 2022 and subsequent years are subject to examination by the applicable tax authorities.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common stock outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of April 30, 2026 and July 31, 2025, there were 0 and 8,000,000 dilutive shares on a pre-reverse split basis related to the outstanding convertible Series B Preferred Stock. Each outstanding share of Series B was convertible by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate.

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

NOTE 3 – PUBLIC OFFERING AND DEFERRED OFFERING COSTS

On April 11, 2025, the Company closed a public offering (the “Uplisting”) of 250,000 shares (reflecting the March 2026 reverse stock split; 1,750,000 shares on a pre-split basis) of its common stock at a price of $28.00 per share (reflecting the March 2026 reverse stock split; $4.00 per share on a pre-split basis), for total gross proceeds of $7,000,000.00. The Company’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “CIIT” on April 10, 2025.

The Company received net proceeds of approximately $5,439,333, after deducting underwriting discounts, commissions, and offering expenses. Upon the closing of the Company’s Uplisting, deferred offering costs of $714,481 were offset against the gross proceeds and recorded as a reduction to additional paid-in capital.

NOTE 4 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	April 30,	July 31,
	2026	2025
Prepayment and other current assets
Inventory Purchase	$470,206	$148,314
Employee reimbursement advance	30,000	100,000
Prepaid Income Tax	13,831	–
Other services	216,435	134,240
Total prepayment and other current assets	$730,472	$382,554

NOTE 5 – RELATED PARTIES BALANCES AND TRANSACTIONS

Employment agreements with officers and director retainer agreements

Tianci currently maintains three employment agreements with its officers and seven director retainer agreements with its directors. The agreements have terms of 3 years and each provides for monthly compensation in amounts ranging from $1,300 per month to $8,000 per month as of April 30, 2026.

For the three months ended April 30, 2026 and 2025, the Company incurred management compensation expenses of $85,102 and $56,400, respectively. For the nine months ended April 30, 2026 and 2025, the Company incurred management compensation expenses of $253,702 and $169,200, respectively. These amounts are included in “general and administrative expenses” in the accompanying consolidated statements of operations.

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

On February 18, 2026, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to amend its authorized capital structure. Pursuant to the amendment, the Company increased its authorized capital stock to 2,020,080,000 shares consisting of: (i) 2,000,000,000 shares of common stock, par value $0.0001 per share, (ii) 80,000 shares of Series A Preferred Stock, par value $0.0001 per share, (iii) 80,000 shares of Series B Preferred Stock, par value $0.0001 per share, and (iv) 19,920,000 shares of undesignated preferred stock, par value $0.0001 per share.

The following table sets forth information, as of April 30, 2026, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

	April 30, 2026
Class	Shares Authorized	Shares Outstanding
Common Stock, $.0001 par value	2,000,000,000	3,618,907
Series A Preferred Stock, $.0001 par value	80,000	–
Series B Preferred Stock, $.0001 par value	80,000	–
Undesignated Preferred Stock, $.0001 par value	19,920,000	–

Series A Preferred Stock

Each share of Series A Preferred Stock was convertible by the holder of the share into 14.29 shares (reflecting the March 2026 reverse stock split; 100 shares on a pre-split basis) of common stock, subject to equitable adjustment of the conversion rate. Each holder of Series A Preferred Stock had voting rights equal to the holder of the number of shares of common stock into which the Series A Preferred Stock was convertible. Upon liquidation of the Company, each holder of Series A Preferred Stock was entitled to receive, out of the net assets of the Company, $0.01 per share, then to share in the distribution on an as-converted basis. On January 19, 2024, all 80,000 shares of the Series A Preferred Stock were converted into 8,000,000 shares of Company common stock.

Series B Preferred Stock

Each share of Series B Preferred Stock may be converted by the holder of the share into 14.29 shares (reflecting the March 2026 reverse stock split; 100 shares on a pre-split basis) of common stock, subject to equitable adjustment of the conversion rate. Each holder of Series B Preferred Stock has voting rights equal to the holder of the number of shares of common stock into which the Series B Preferred Stock is convertible. Upon liquidation of the Company, each holder of Series B Preferred Stock is entitled to receive, out of the net assets of the Company, $0.01 per share, then to share in the distribution on an as-converted basis. On November 5, 2025, all 80,000 shares of the Series B Preferred Stock were converted into 8,000,000 shares of Company common stock.

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

Issuances of Preferred Stock and Common Stock

On January 19, 2024 the Company sold an aggregate of 63,587 shares (reflecting the March 2026 reverse stock split; 445,109 shares on a pre-split basis) of its common stock to five present or former members of the Company’s Board of Directors for an aggregate price of $445,109 or $7.00 per share (reflecting the March 2026 reverse stock split; $1.00 per share on a pre-split basis). The purchasers included Zhigang Pei, who received 31,558 shares (reflecting the March 2026 reverse stock split; 220,909 shares on a pre-split basis) in settlement of a loan by Mr. Pei to the Company in the amount of $220,909, and five present or former members of the Company’s Board of Directors, who received an aggregate of 32,029 shares (reflecting the March 2026 reverse stock split; 224,200 shares on a pre-split basis) (Zhigang Pei – 15,743 shares (reflecting the March 2026 reverse stock split; 110,200 shares on a pre-split basis); David Wei Fang – 9,229 shares (reflecting the March 2026 reverse stock split; 64,600 shares on a pre-split basis); Jack Fan Liu – 3,157 shares (reflecting the March 2026 reverse stock split; 22,100 shares on a pre-split basis), Jimmy Weiyu Zhu – 743 shares (reflecting the March 2026 reverse stock split; 5,200 shares on a pre-split basis); and Yee Man Yung - 3,157 shares (reflecting the March 2026 reverse stock split; 22,100 shares on a pre-split basis)). All 63,587 shares (reflecting the March 2026 reverse stock split; 445,109 shares on a pre-split basis) were issued in satisfaction of the Company’s liability to the shareholders for unpaid compensation.

On January 19, 2024 the Company issued 1,142,858 shares (reflecting the March 2026 reverse stock split; 8,000,000 shares on a pre-split basis) of its common stock to RQS Capital Limited. The shares were issued upon RQS Capital’s exercise of its right to convert 80,000 shares of the Company’s Series A Preferred Stock into 1,142,858 shares (reflecting the March 2026 reverse stock split; 8,000,000 shares on a pre-split basis) of common stock.

On January 24, 2024 the Company sold an aggregate of 61,888 (reflecting the March 2026 reverse stock split; 433,213 shares on a pre-split basis) shares of its common stock to nine investors for an aggregate price of $433,213 or $7.00 per share (reflecting the March 2026 reverse stock split; $1.00 per share on a pre-split basis). The shares were issued in a private offering to investors.

On April 24, 2024, the Company sold 80,000 shares of its Series B Preferred Stock to RQS Capital Limited for a cash payment of $80,000.

On April 11, 2025, the Company closed its public offering of 250,000 shares (reflecting the March 2026 reverse stock split; 1,750,000 shares on a pre-split basis) of common stock. The shares were priced at $28.00 per share (reflecting the March 2026 reverse stock split; $4.00 per share on a pre-split basis), and the offering was conducted on a firm commitment basis. The Company’s common stock was approved for uplisting to the Nasdaq Capital Market from the OTC Markets and commenced trading under the ticker symbol “CIIT” on April 10, 2025.

On November 5, 2025, all issued and outstanding 80,000 shares of the Series B Preferred Stock were converted into 1,142,858 shares (reflecting the March 2026 reverse stock split; 8,000,000 shares on a pre-split basis) of Company common stock.

On January 28, 2026, the Company acquired hardware inventory with a total purchase price of $323,400. As consideration for the purchase, the Company issued 114,286 shares (reflecting the March 2026 reverse stock split; 800,000 shares on a pre-split basis) of its common stock to the vendor. The common shares were measured at their fair value of approximately $288,000 on the transaction date, based on the quoted market price of the Company’s common stock. The difference between the fair value of the equity consideration issued and the total purchase price of the inventory was recognized as a $35,400 payable to the vendor, which was recorded within accounts payable as of the transaction date.

Issuances of warrants

On April 11, 2025, the Company issued 12,500 warrants (reflecting the March 2026 reverse stock split; 87,500 warrants on a pre-split basis) to a third-party consultant as consideration for strategic advisory and consulting services. Each warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $4.80 per share. The warrants are set to expire five years after the issuance. As of the expiration date, none of the warrants had been exercised.

The total grant-date fair value of the warrants was $158,412, which was recorded as a non-cash general and administrative expense for the year ended July 31, 2025, in accordance with ASC 718, Compensation—Stock Compensation. Because the warrants were issued for services, they were accounted for as equity-classified awards.

Reverse Stock Split

On February 13, 2026, the stockholders of the Company approved an amendment to the Company’s Articles of Incorporation authorizing the Board of Directors to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio ranging from 1-for-2 to 1-for-100, as determined by the Board of Directors.

On March 6, 2026, the Board of Directors approved a 1-for-7 reverse stock split of the Company’s common stock (the “Reverse Stock Split”), which became effective at 12:01 a.m. Eastern Time on March 20, 2026. Upon effectiveness of the Reverse Stock Split, every seven (7) issued and outstanding shares of common stock were automatically combined into one (1) share of common stock without any change in par value per share.

As a result of the Reverse Stock Split, the number of issued and outstanding shares of the Company’s common stock was reduced from 25,331,803 shares to 3,618,907 shares. The number of authorized shares of common stock remained unchanged.

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

Hong Kong

Roshing is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Incorporated companies pay 8.25% tax on the first HKD 2 million of profits and 16.5% on the remainder. Hong Kong income tax expenses for the nine months ended April 30, 2026 and 2025 amounted to $23,717 and $0, respectively.

For the nine months ended April 30, 2026, the loss before provision for income taxes of $(570,736) consisted of United States source loss of $(842,627) and Hong Kong source income of $271,891. For the nine months ended April 30, 2025, the loss before provision for income taxes of $(1,162,328) consisted of United States source loss of $(1,082,984) and Hong Kong source loss of $(79,344).

Significant components of the provision for income taxes are as follows:

	For the nine months ended
	April 30, 2026	April 30, 2025

Current Hong Kong	$23,717	$–
Deferred Hong Kong	–	–
Provision for income taxes	$23,717	$–

The following table reconciles the United States statutory rates to the Company’s effective tax rate:

	For the nine months ended
	April 30, 2026	April 30, 2025

United States statutory tax rate	21.0%		21.0%
Foreign tax rate differential – Hong Kong (including two-tier regime)	5.8%		(0.3)%
Change in valuation allowance	(31.0)%		(20.7)%
Effective tax rate	(4.2)%	$	–%

Deferred tax assets are comprised of the following:

	As of
	April 30, 2026	July 31, 2025

Net operating loss carryforwards	$983,968	$807,016
Warrants not exercised	33,267	33,267
Allowance for deferred tax assets	(1,017,235)	(840,283)
Deferred tax assets, net	$–	$–

For United States income tax purposes, Tianci and Roshing had net operating loss carryforwards of approximately $4,331,000 and $180,000, respectively, as of April 30, 2026. Management has not determined that it is more likely than not that this carryforward will be realized, and therefore the Company maintains a 100% valuation allowance for the deferred tax asset relating to the United States net operating loss carryforward. Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of April 30, 2026 and July 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

As of April 30, 2026, tax years for the year ended July 2023 and forward generally remain open for examination for United States Federal and State tax purposes and tax years 2019/2020 and forward generally remain open for examination for Hong Kong tax purposes.

NOTE 8 — CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash held in banks. The cash balance in each financial institution in the United States is insured by the FDIC up to $250,000. As of April 30, 2026, a cash balance of $50,650 was maintained at a financial institution in United States, none of which was subject to credit risk.

The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately US$64,000) if the bank with which an individual/company holds its eligible deposit fails. As of April 30, 2026, a cash balance of $559,205 was maintained at a financial institution in Hong Kong, of which approximately $395,000 was subject to credit risk. Management believes that the financial institution is of high credit quality and continually monitors its credit worthiness.

Customer concentration risk

For the nine months ended April 30, 2026, one customer accounted for 40.6% of the Company’s total revenues.

For the nine months ended April 30, 2025, two customers accounted for 36.3% and 30.2% of the Company’s total revenues.

As of April 30, 2026, four customers accounted for 36.4%, 14.1%, 13.8%, and 12.5% of the Company’s total accounts receivable. As of July 31, 2025, no customer accounted for over 10% of the Company’s total accounts receivable.

Vendor concentration risk

For the nine months ended April 30, 2026, one vendor accounted for 43.6% of the Company’s total purchases.

For the nine months ended April 30, 2025, one vendor accounted for 67.0% of the Company’s total purchases.

As of April 30, 2026, no vendor accounted for over 10% of the Company’s total accounts payable.

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

As of April 30, 2026, the Company’s operating leases had a weighted average remaining lease term of approximately 1.17 years.

For the three months ended April 30, 2026, rent expenses for the operating leases and short-term leases (less than one year) were $16,482 and $1,205, respectively.

For the nine months ended April 30, 2026, rent expenses for the operating leases and short-term leases (less than one year) were $49,447 and $3,865, respectively.

The total future minimum lease payments under the non-cancellable operating leases as of April 30, 2026 are as follows:

Year ending April 30,	Minimum lease payments

2026	$68,796
2027	11,466
Thereafter	–
Total lease payments	80,262
Less: Interest	(8,362)
Present value of lease liabilities	$71,900

Future amortization of the Company’s ROU assets is presented below:

Year ending April 30,

2026	$63,377
2027	10,912
After	–
Total	$74,289

Contingencies

From time to time, the Company may be a party to legal proceedings, as well as certain asserted and un-asserted claims. The Company was not involved in any material legal proceedings nor asserted claims as of April 30, 2026.

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

Disaggregated information of revenues by business lines are as follows:

Based on qualitative and quantitative criteria established by ASC 280, the Company considers itself to be operating within one reportable segment.

	For the three months ended		For the nine months ended
	April 30,		April 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Electronic Device Hardware Components Sales	$199,063	$–	$199,063	$–
Software and Website Development Services	–	–	–	–
Software Maintenance and Business Promotion Services	–	–	–	–
Business Consulting Services	421,543	46,223	555,893	276,590
Global Logistics Services	2,271,363	1,901,992	8,018,604	6,731,768
Sale of Minerals	1,418,552	–	3,239,872	–
Total revenues	$4,310,521	$1,948,215	$12,013,432	$7,008,358

Disaggregated information of revenues by regions are as follows:

	For the three months ended		For the nine months ended
	April 30,		April 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Hong Kong	$2,681,507	$1,682,962	$7,635,438	$6,256,336
Vietnam	–	265,253	–	585,252
China	1,135,071	–	2,470,137	–
Japan	317,019	–	499,654	166,770
Singapore	176,924	–	1,408,203	–
Total revenues	$4,310,521	$1,948,215	$12,013,432	$7,008,358

NOTE 11 — SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company’s management has evaluated subsequent events through June 22, 2026, which is the date these consolidated financial statements were available to be issued. Management has the following material reportable subsequent events:

On June 17, 2026, the Company completed a registered offering of 6,055,000 units at an offering price of US $0.81 per unit. Each Unit consists of one share of common stock of the Company (or pre-funded warrant in lieu thereof), with a par value of US$0.0001 per share, and one common warrant to purchase one share of common stock of the Company (the "Common Warrant"). Each Common Warrant is immediately exercisable upon issuance at an initial exercise price of US$0.81, which is equal to the public offering price per Unit. The warrant exercise price is subject to customary anti-dilution adjustments in connection with share splits, share combinations, dividend distributions, subsequent equity sale and other corporate restructurings. The warrants will expire on the third anniversary of the issuance date. The company received total gross proceeds of approximately US$4.9 million, prior to deducting placement agent fees, legal fees, administrative and other offering-related expenses. The Company intends to use the net proceeds from the Offering for working capital requirements, general corporate purposes, as well as further product iteration & development and production capacity expansion.

* * * * *

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

Key factors that affect operating results

Our performance of operations and financial conditions have been, and are expected to continue to be, affected by a multitude of factors. Among the significant factors are:

Economic Conditions in Hong Kong. We are a Nevada corporation with operations conducted by our subsidiary Roshing, which is based in Hong Kong. Accordingly, if Hong Kong experiences any adverse economic, political or regulatory conditions, such as local economic downturn, natural disasters, contagious disease outbreaks, terrorist attacks, or if the government adopts regulations that place restrictions or burdens on us or on our industry in general, our business, financial condition, results of operations and prospects may be materially and adversely affected.

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

Results of Operation

Comparison of results for the three months ended April 30, 2026 and 2025

	For the three months ended April 30,		Change	Change
	2026	2025	Amounts	Percentage
Revenues	$4,310,521	$1,948,215	$2,362,306	121%
Cost of Revenues	3,613,032	1,890,232	1,722,800	91%
Gross profit	697,489	57,983	639,506	1,103%
Selling and marketing	30,000	63,700	(33,700)	(53%	)
General and administrative	552,141	960,583	(408,442)	(43%	)
(Loss) income from operations	115,348	(966,300)	1,081,648	(112-%	)
Other (loss) net	(86)	–	(86)	–
Provision for income taxes	23,717	(6,891)	30,608	(444%	)
Net (loss) income	91,545	(959,409)	1,050,954	(110%	)
Less: net (loss) income attributable to non-controlling interest	42,819	(11,422)	54,241	(475%	)
Net (loss) income attributable to Tianci	$48,726	$(947,987)	$996,713	(105%	)

Comparison of results for the nine months ended April 30, 2026 and 2025

	For the nine months ended April 30,		Change	Change
	2026	2025	Amounts	Percentage
Revenues	$12,013,432	$7,008,358	$5,005,074	71%
Cost of Revenues	10,841,382	6,641,966	4,199,416	63%
Gross profit	1,172,050	366,392	805,658	220%
Selling and marketing	119,580	163,924	(44,344)	(27%	)
General and administrative	1,623,053	1,392,187	230,866	17%
(Loss) from operations	(570,583)	(1,189,719)	619,136	(52%	)
Other (loss) income, net	(153)	27,391	(27,544)	(101%	)
Provision for income taxes	23,717	–	23,717
Net (loss) income	(594,453)	(1,162,328)	567,875	(49%	)
Less: net (loss) income attributable to non-controlling interest	24,817	(7,934)	32,751	(413%	)
Net (loss) attributable to Tianci	$(619,270)	$(1,154,394)	$535,124	(46%	)

Revenues

For the three months ended April 30, 2026, our total revenue increased significantly to $4,310,521 from $1,948,215 for the three months ended April 30, 2025. The increase was primarily attributable to the launch of our global mineral trading business, which contributed $1,418,552 to our total revenue for the three months ended April 30, 2026, representing approximately 33% of our revenue in the quarter ended April 30, 2026. Revenue generated from our core global logistics services increased $369,371 or 19%, to $2,271,363 from $1,901,992. The logistics service revenue represented 53% of our total revenue in the three months ended April 30, 2026. Other service revenue, which contributed 14.4% of our total revenue for the three months ended April 30, 2026, increased by $574,383, approximately 1200%, from $46,223 for the three months ended April 30, 2025 to $620,606 for the three months ended April 30, 2026. The increase in other service revenue was primarily driven by growth in business consulting services resulting from increased client demand for international business development. Going forward, we expect that our business consulting services will continue to make a significant contribution to our revenue, and we believe our consulting services revenue will expand.

For the nine months ended April 30, 2026, our total revenue increased significantly to $12,013,432 from $7,008,358 for the nine months ended April 30, 2025. The increase was primarily attributable to the launch of our global mineral trading business, which contributed $3,239,872 to our total revenue for the nine months ended April 30, 2026, representing approximately 27% of our revenue in nine months ended April 30, 2026. Revenue generated from our core global logistics services increased $1,286,836 or 19%, to $8,018,604 from $6,731,768. The logistics service revenue represented 67% of our total revenue in the nine months ended April 30, 2026.

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2026	2025	2026	2025
Global Logistics Service Revenue	$2,271,363	$1,901,992	$8,018,604	$6,731,768
Sales of Mineral Products	1,418,552	–	3,239,872	–
Other Service Revenue	620,606	46,223	754,956	276,590
Total	$4,310,521	$1,948,215	$12,013,432	$7,008,358

Cost of Revenues

Our cost of revenues from our revenue categories are summarized as follows:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2026	2025	2026	2025
Cost of Global Logistics Service	$2,186,753	$1,886,564	$7,791,053	$6,472,998
Cost of Mineral Products	1,415,118	–	3,016,808	–
Cost of Other Service	11,161	3,668	33,521	168,968
Total	$3,613,032	$1,890,232	$10,841,382	$6,641,966

Our cost of global logistics services represented 60.5% and 99.8% of total cost of revenues during the three months ended April 30, 2026 and 2025, respectively. Our cost of global logistics services represented 72% and 97% of total cost of revenues during the nine months ended April 30, 2026 and 2025, respectively. Cost of global logistics services primarily includes cargo space charged by direct ocean carriers, freight forwarders and ancillary logistics services fees. Our cost of revenues from cost of mineral products represented 39.2% of total cost of revenues during the three months ended April 30, 2026. Our cost of revenues from cost of mineral products represented 28% of total cost of revenues during the nine months ended April 30, 2026.

Total cost of revenue increased by 91% from $1,890,232 to $3,613,032 for the three months ended April 30, 2026, and increased by 63% from $6,641,966 to $10,841,382 for the nine months ended April 30, 2026. The increase was primarily attributable to the launch of our new global mineral trading business as source mineral products from suppliers. Cost of logistics services increased $300,189, or 16% for the three months ended April 30, 2026 and increased $1,318,055, or 20% for the nine months ended April 30, 2026, which was in line with the increase in logistics business revenue in the same period.

Gross Profit

Our gross profit from each of our revenue categories is summarized as follows:

Margins

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2026	2025	2026	2025
Global Logistics Service
Gross Profit Margin	$84,610	$15,428	$227,551	$258,770
Gross Profit Percentage	3.73%	0.81%	2.84%	3.84%
Sales of Mineral Products
Gross Profit Margin	$3,434	$–	$223,064	$–
Gross Profit Percentage	0.24%	–	6.88%	–
Other Services
Gross Profit Margin	$609,445	$42,555	$721,435	$107,622
Gross Profit Percentage	98.20%	92.06%	95.56%	38.91%
Total
Gross Profit Margin	$697,489	$57,983	$1,172,050	$366,392
Gross Profit Percentage	16.18%	2.98%	9.76%	5.23%

Our total gross profit increased by $639,506, or approximately 1100%, to $697,489 for the three months ended April 30, 2026, and increased by $805,658, or approximately 220%, to $1,172,050 for the nine months ended April 30, 2026. For the three and nine months ended April 30, 2026, our overall gross profit margin was 16.18% and 9.76%, an increase from gross profit margin of 2.98% for the three months ended April 30, 2025 and an increase from gross profit margin of 5.23% for the nine months ended April 30, 2025. The Company's overall gross profit margin is affected by both the gross profit margins achieved within each business line and the revenue mix among its business segments. Because Other Services typically generate higher gross profit margins than Global Logistics Services and Sales of Mineral Products, an increase in the proportion of revenue from Other Services generally results in a higher consolidated gross profit margin.

Gross margin from our core logistic service operations increased for the three months ended April 30, 2026 compared to the same period of the prior year, which was driven by improved market condition and relatively higher pricing in this quarter. Gross margin from our mineral products decreased for the three months ended April 30, 2026 compared to that for the nine months ended April 30, 2026, which was mainly attributable to higher cost of mineral products sold from the chrome ore core business. We believe the cost of mineral products will continue to grow in the near future, putting downward pressure on our mineral sales margin. The Company is actively expanding and diversifying its supplier base for its mineral products sales business in an effort to enhance procurement flexibility, improve pricing competitiveness, and achieve greater control over procurement costs. Looking forward, our consolidated gross margin performance will depend largely on our ability to optimize our logistics route mix, effectively manage mineral procurement costs, and maintain a favorable business matrix.

Operating Expenses

There was a decrease in operating expenses in the three months ended April 30, 2026, but an increase in the nine months ended April 30, 2026 as compared to the same periods last year. Our operating expenses primarily include payroll expenses, commissions, advertising, rent, and professional fees relating to our obligations as a public company. The decrease of $408,442 in our general and administrative expenses, from $960,583 for the three months ended April 30, 2025 to $552,141 in the three months ended April 30, 2026, was primarily attributable to expenses we incurred in the three months ended April 30, 2026 as an indirect result of the public offering we completed in that quarter, including audit expenses, merger and acquisition consulting expenses, and public relations expenses. The increase of $230,866 in our general and administrative expenses, from $1,392,187 for the nine months ended April 30, 2025 to $1,623,053 in the nine months ended April 30, 2026 was primarily attributable to increases in payroll, rent expenses, and certain professional services fees as we scale up our operations as a public listed company. Management expects that general and administrative expenses will remain elevated in the foreseeable future as we continue to incur additional costs associated with operating as a public company.

The increase in general and administrative expenses was partially offset by a decrease in selling and marketing expenses, which were $119,580 for the nine months ended April 30, 2026, as compared to $163,924 for the same period in last fiscal year. The reduction evidences our continuing efforts to operate with less dependence on brokers for business development and to reduce commission-based expenses.

Income Tax Expense

Our income tax expense amounted to $23,717 for the three and nine months ended April 31, 2026, as compared to income tax benefits of $6,891 and $nil for the three and nine months ended April 31, 2025, respectively. The change was due to the increase in operating income generated by Roshing during this period.

Net Income (Loss)

As a result of the foregoing, we incurred a net income of $91,545 and a net loss of $594,453 for the three and nine months ended April 30, 2026, and a net loss of $959,409 and $1,162,328 for the three and nine months ended April 30, 2025, respectively. As the Company owns 90% of its operating subsidiary, Roshing, 10% of the net income or loss realized by Roshing was attributed to minority interest. Therefore, the net income for the three months ended April 30, 2026 attributable to the shareholders of the Company was $48,726, and the net loss for the nine months ended April 30, 2026 attributable to the shareholders of the Company was $619,270.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. As of April 30, 2026, we had working capital of $2,596,047. To date, we have financed our operations primarily through capital contributions from shareholders, private placements of equity, and the public offering of common stock.

We believe that our liquidity and working capital will be sufficient to sustain our business operations for the next twelve months. We may, however, need additional cash resources in the future if there are changes in business conditions or other adverse developments or if the Company finds and wishes to pursue opportunities for investment, acquisition, capital expenditure, or similar actions.

We started providing shipping & freight forwarding services in 2023 and entered the global mineral trading business in July, 2025. Although the shipping and mineral business has been growing, we may require significant capital expenditure, such as acquiring transportation assets, for developing our market share. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity may result in dilution to our shareholders. Any loans that we may secure would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following table summarizes the key components of our cash flows for the nine months ended April 30, 2026 and 2025.

	For the nine months ended
	April 30,
	2026	2025
Net cash used in operating activities	$(1,687,149)	$(2,000,182)
Net cash used in investing activities	–	–
Net cash provided by financing activities	–	5,217,937
Net change in cash and restricted cash	$(1,687,149)	$3,217,755

Operating activities

Net cash of $1,687,149 used in operating activities for the nine months ended April 30, 2026 was primarily the result of our net loss of $594,453, an increase of $334,084 in prepayment and other current assets, and an increase of $957,881 in accounts receivable, partially offset by a $221,207 decrease in inventory.

Net cash of $2,000,182 used in operating activities for the nine months ended April 30, 2025 was primarily the result of net loss of $1,162,328, an increase of $166,752 in accounts receivable, an increase of $723,733 in prepaid expense, a decrease of $51,920 in income taxes payable, and a decrease of $53,861 in accrued liabilities following payments from the Company, partially offset by a non-cash adjustment of $158,412 representing the value of the warrant we issued to our underwriter.

Investing activities

The company had no investing activities during the nine months ended April 30, 2026 or 2025.

Financing activities

Net cash provided by financing activities for the nine months ended April 30, 2026 and 2025 was nil and $5,217,937, which was attributable to the to the proceeds from our public offering in 2025.

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

In connection with the preparation of our financial statements for the three and nine months ended April 30, 2026, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

(a) Unregistered sales of equity securities

As consideration for hardware inventory with a total purchase price of $323,400, on January 15, 2026 the Company issued 114,286 shares (reflecting the March 2026 reverse stock split; 800,000 shares on a pre-split basis) of its common stock to the vendor. The common shares were measured at their fair value of approximately $288,000 on the transaction date, based on the quoted market price of the Company’s common stock. The transaction was effected without registration pursuant to Regulation S. There was no underwriter.

There were no other unregistered sales of equity securities by the Company during the third quarter of fiscal year 2026, other than those reported in Current Reports on Form 8-K.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2026.

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

TIANCI INTERNATIONAL, INC.

Date: June 22, 2026	By: /s/ Shufang Gao
Shufang Gao, Chief Executive Officer

Date: June 22, 2026	By: /s/ Wei Fang Wei Fang, Chief Financial and Accounting Officer

