Form 10-K
period 2026-07-31
Tianci International, Inc.
filed 2026-11-04
CIK 1557798

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JULY 31, 2026

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

As of January 31, 2026 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $15,933,704.

As of November 4, 2026, there were 1,184,039 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

i

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

REVERSE STOCK SPLITS

In March 2026 the Company implemented a 1-for-7 reverse split of its outstanding common stock. In July 2026 the Company implemented a 1-for-10 reverse split of its outstanding common stock. Collectively, the two reverse splits had the effect of a 1-for-70 reverse stock split, but for the two round-ups of partial shares. All references in this Report to a number of shares of the Company’s common stock outstanding at any time prior to the reverse splits calculate the number of shares and the price per share as if the reverse splits had occurred prior to the referenced date.

ii

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

Corporate Structure

The following table presents the corporate structure of the Company:

Overview

The Company, through Roshing International, provides global logistics services, encompassing booking and transportation arrangement and related logistics solutions. As a logistics shipping operator, Roshing focuses on ocean freight forwarding services, including container shipping and bulk goods shipping service.

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

Our Logistics Services

Our logistics operations, conducted through Roshing International, include providing the following services to our customers.

I. Global Logistics Services

Our global logistics services provided through Roshing accounted for the majority of our revenue for the years ended July 31, 2026 and 2025. These services encompass shipping operations and related logistics solutions. Roshing customizes its logistics solutions to meet the diverse needs of its customers, including the optimization of shipping routes and the utilization of vessels with different tonnages. As a global logistics enterprise, depending on the type of cargo, Roshing provides container shipping and bulk goods shipping services. Container shipping is generally for small merchandise which can be palletized and fit into a container. Bulk goods shipping is generally for bulk commodities, such as lumber, steel, construction materials, chemicals, and agricultural products.

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

Competition for Logistics Services

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

II. Sale of Minerals.

In July 2025 Management determined that a logical extension of its involvement in international shipping logistics would be to engage in what is, perhaps, the most complex area of shipping logistics: the purchase and sale of minerals. Toward that end, after completing a small number of sales transactions on a test basis, in April 2026,the Company entered into a Memorandum of Understanding (“MOU”) with Greypole Mineral Resources, a mining and trading company located in Zimbabwe. The MOU contemplates that Tianci and Greypole Mining will negotiate and enter a formal partnership agreement in order to leverage each party’s strengths in capital markets, technological integration, and exploitation of mineral resource reserves to jointly advance exploration, extraction, and the acquisition of gold and chromium resources in Zimbabwe.

The MOU contemplates that upon execution of the partnership agreement, the collaboration will focus on the following core areas:

•	Exploration and Extraction of Gold and Chrome Resources

The parties will jointly conduct mining operations with respect to approximately 500 hectares of gold mining concessions in the Gwanda region of Zimbabwe and approximately 1,500 hectares of chromium concessions in the Zvishavane region or Zimbabwe. Greypole Mining will provide mature exploration technologies, mining plan formulation, and resource extraction support. Tianci will provide access to financing and distribution facilities.

•	Application for and Acquisition of Exploration and Mining Rights

Greypole Mining will assist in the compliant application for exploration and mining rights within the designated project areas. Both parties have agreed to adopt a phased implementation approach to comprehensively address regulatory requirements and ensure smooth operational deployment of the mining concessions.

The Company and Greypole Mining have continued to make progress across several key initiatives under their strategic cooperation framework.

1. Gold and Chromium Resource Assessment Activities

Through the joint efforts of the parties, meaningful progress has been achieved in the evaluation of prospective gold resources in Zimbabwe.

The parties are currently focused on a prospective gold-bearing mineralized zone covering approximately 500 hectares in the Gwanda region of Zimbabwe, including a priority target area of approximately 42 hectares. Feasibility assessments and geological evaluations are currently underway to assess the area's potential gold-bearing assets. Through geological sampling and related fieldwork, the parties are further defining the continuity and geological orientation of the identified mineralized structures.

Progress has also been achieved in the identification and evaluation of prospective chromium-bearing mineralized zones in Zimbabwe. Current efforts are focused on a prospective mineralized area located in Zvishavane, covering approximately 1,500 hectares. The targeted chromium mineralization is distributed across six continuous and geologically favorable chromium-bearing belts, with the core mineralized zone covering approximately 420 hectares.

The parties are continuing to advance resource delineation, geological evaluation, and reserve verification activities aimed at further defining the scale and commercial potential of the chromium project.

2. Mining Claims Compliance Review and Evaluation

Greypole Mining is assisting Tianci in advancing compliance review and operational feasibility assessment activities for several prospective mining claims in Zimbabwe, including the Zvishavane No. 1 Shallow Chromium Claim, the Mutoroshanga Mining Claim Package, and the Gruvewe Chromium Mining Claim.

3. Localized Chromium Supply Chain, Warehousing and Beneficiation Cooperation

As the identification and evaluation of prospective gold-bearing and chromium-bearing mineralized zones, mining claims compliance reviews, and related assessment activities require additional time to complete, customer demand for chromium products among Tianci's clients continues to grow.

To support growing demand for chromium products, the parties have agreed to expand local bulk procurement activities within Zimbabwe and establish a localized chromium sourcing, storage, and supply chain network.This initiative is intended to support CIIT’s objective of increasing its chromium trading volume and strengthening its long-term supply capabilities.

The parties have already commenced related preparations, including the leasing of land adjacent to local chromium mining areas for warehousing purposes, the construction of storage facilities, and the planned procurement of primary beneficiation equipment for the centralized storage, sorting, and processing of chromium ore and chromium concentrate.

The first phase of development is expected to include approximately 12,000 square meters of local warehousing capacity, covering a procurement radius of approximately 360 hectares, with a targeted average supply capacity of 10,000 tonnes of chromium products per month.

As the effort with Greypole began to show progress, Tianci determined that a dedicated subsidiary would be appropriate to organize and protect its efforts in Zimbabwe. Accordingly, in July 2026 Tianci announced the registration in Zimbabwe of Ridgcore Resources (Private) Limited, a wholly-owned subsidiary of Tianci focused on the execution of Tianci’s Zimbabwe business strategy. In line with Tianci’s business plan, the subsidiary will oversee the operation of local warehouse facilities, logistics coordination, and other operational activities, providing localized operational support for the Company's mineral products business in Zimbabwe.

Following its establishment as the Company’s local operating entity, Ridgcore Resources (Private) Limited has focused on development of the first phase of its warehouse facilities and is currently advancing the lease of approximately 3 hectares (30,000 square meters) of land for warehouse operations.

Under the current warehouse development plan, the first-phase warehouse base is expected to support the centralized storage, handling, and transshipment of chromium ore products. Upon completion, the facility is expected to serve an approximately 360-hectare priority procurement area and provide dynamic storage capacity of approximately 50,000 metric tons of mineral products. The warehouse facilities are expected to further strengthen the Company's bulk procurement and fulfillment capabilities and provide warehousing support for the future expansion of its mineral products trading business.

III Cryptocurrency Mining

The most recent turn in the development of the Company’s business plan has been the initiation of its cryptocurrency mining business, a venture intended to complement and integrate the Company’s efforts in shipping logistics and in the mineral trade. Specifically, Tianci Group plans to enter the cryptocurrency mining business to facilitate the settlement of mining trade operations carried on by Tianci International, Inc. and its subsidiaries.

On August 21, 2026 Tianci Group Holding Limited (“Tianci Group”) entered into an Equipment Procurement Agreement dated that date (the “Agreement”) with McQueen Tech Co., Limited, an entity located in Hong Kong (“McQueen”). The Agreement provides for the sale by McQueen to Tianci Group, for US$500,000, of Model S21 XP cryptocurrency mining equipment manufactured by Bitmain. The Agreement further states that, without additional consideration, McQueen will assist Tianci Group in identifying suitable machine hosting locations and will provide advisory services for deployment and operation of the equipment.

The initial orientation of Tianci’s development of a cryptocurrency mining facility is set forth in a Memorandum of Understanding on Strategic Cooperation (the “MOU”) that Tianci signed in September 2026 with BTC Digital Ltd. BTC Digital is a Nasdaq-listed technology company incorporated in the Cayman Islands that focuses on the construction and operation of digital computing infrastructure. BTC Digital is currently engaged in cryptocurrency mining, mining farm construction, data center operations, mining machine sales and leasing, and related businesses, while actively advancing the development of AI computing infrastructure and related services. Leveraging its experience in sites, power, computing equipment deployment, and on-site operations and maintenance, BTC Digital intends to provide infrastructure and operational support for the phased implementation of this project.

On October 14, 2025, the parties entered into and publicly disclosed their original strategic cooperation memorandum of understanding (the “Original MOU”), under which they agreed to cooperate in cryptocurrency mining and other blockchain-related businesses. The parties and their affiliates have since commenced mining-equipment hosting cooperation, which has laid a business foundation for the approximately 3 MW project.

Tianci now plans to advance a crypto computing project in phases, with the objective of deploying an aggregate electrical load of approximately 3 MW within twelve months after the MOU takes effect. BTCT, as Tianci’s strategic partner, intends to provide or coordinate sites, power, hosting infrastructure, equipment deployment, and operational support for the project. This MOU further implements the cooperation direction contemplated by the Original MOU and records the parties’ current intentions regarding the approximately 3 MW project.

IV. Other Product & Services

•	Electronic Device Hardware: Roshing is a distributor of hardware components for electronic devices and generates revenue from reselling these components and is not involved in product development and manufacturing. The main products include Wi-Fi modules, Bluetooth modules, 4G network modules, LED screens and touch screens, and software technical services. Roshing’s main customers are oversea traders, direct traders of hardware components, companies engaged in the assembly and sale of finished products and private label entities seeking electronic component procurement with light customization.

•	Software Technical Services: Roshing provides technical consulting and training services to help customers, generally its existing customers, to better understand and properly use its customized software and related hardware. Roshing also provides software maintenance service to keep customer’s software up to date and assists customers in promoting business with ongoing marketing support.

•	Business Consulting Services: Roshing provides business consulting services to help customers apply for immigration and non-immigration visas. The Company is responsible for performing background checks, assessment, and preparing related application paper works.

Our People and Culture

The following table sets forth the number of our full time employees by function as of July 31, 2026, July 31, 2025 and July 31, 2024:

Function	As of July 31, 2026	As of July 31, 2025	As of July 31, 2024
Senior Management	7	7	7
Human Resources and Administration	1	1	1
Finance	1	1	1
Sales and Marketing	5	4	2
TOTAL	14	13	11

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

Risks Related to Mineral Products Trading Business

 Our mineral trading business depends on third-party suppliers and local mine operators, and disruptions in the availability, quality or cost of mineral ore could materially adversely affect our business and results of operations.

Our mineral trading business relies on third-party mineral suppliers, local mine operators and other sourcing partners for the procurement of chromium ore, manganese ore and related mineral products. We do not control the mining operations of these third parties and cannot assure that they will continue to produce or supply mineral products in sufficient quantities, at consistent quality levels, or on commercially acceptable terms. Our mineral sourcing activities are subject to various risks, including interruptions in mining operations, equipment failures, labor shortages, power outages, adverse weather conditions, local community disruptions, changes in mining regulations, and restrictions on mineral production or exports. In addition, certain of our purchase arrangements may be short-term in nature and may not contain minimum supply commitments, exposing us to fluctuations in product availability and procurement costs. Any significant reduction in mineral supply, deterioration in ore quality, increase in procurement prices, or failure by suppliers to fulfill their contractual obligations could impair our ability to satisfy customer orders, increase our operating costs, and adversely affect our revenue and profitability. Although we seek to maintain relationships with multiple suppliers, there can be no assurance that alternative sources of supply will be available on a timely basis or at comparable prices. Any prolonged disruption in our mineral sourcing activities could have a material adverse effect on our business, financial condition and results of operations.

Our mineral trading business depends on a limited number of customers and offtake counterparties, and the loss of significant customers or their failure to fulfill purchase obligations could adversely affect our revenue and cash flows.

A substantial portion of our mineral trading revenue may be derived from sales to a limited number of smelters, trading companies, industrial customers and other offtake counterparties. As our mineral trading business continues to develop, we may experience customer concentration and dependence on a relatively small number of significant purchase arrangements. Our sales and offtake agreements may be subject to termination, modification or renegotiation under certain circumstances, and customers may reduce purchase volumes, delay acceptance of shipments, dispute product quality or quantity, request price concessions, or fail to make payments when due. In addition, fluctuations in demand for chromium and manganese products, changes in customers' production requirements, and adverse developments in the metallurgical and steelmaking industries may reduce demand for our mineral products. Because we generally purchase mineral products for resale, a customer's failure to perform its purchase obligations could leave us holding inventory that must be resold to alternative buyers, potentially at less favorable prices. Delays in customer payments could also adversely affect our working capital and ability to finance additional mineral purchases. If we are unable to maintain relationships with existing customers, attract new customers, diversify our customer base, or enforce our contractual rights against defaulting counterparties, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Fluctuations in mineral commodity prices and changes in market demand could reduce our trading margins and result in inventory losses.

The market prices of chromium ore, manganese ore and other mineral products are subject to significant fluctuations resulting from changes in global supply and demand, industrial production levels, steelmaking activity, energy costs, exchange rates, trade policies, tariffs, export restrictions and general economic conditions. These factors are largely beyond our control and may cause substantial volatility in the purchase and resale prices of the mineral products we trade. Our mineral trading business generally involves purchasing mineral products from suppliers and subsequently reselling them to customers. As a result, we may be exposed to changes in market prices between the time we acquire inventory and the time we complete a sale. A decline in market prices during this period could reduce our expected gross margins, require us to sell inventory at a loss, or result in inventory write-downs. Conversely, a significant increase in procurement prices may adversely affect our profitability if we are unable to pass those increases on to customers. The mineral trading industry is also highly competitive, and we compete with established international commodity traders, regional mining companies, mineral suppliers and other trading intermediaries. Some competitors may have greater financial resources, more established supplier relationships, lower procurement costs or greater access to transportation infrastructure. We cannot assure that we will be able to maintain favorable procurement prices, achieve anticipated trading margins, or respond effectively to changes in market conditions. Significant or prolonged adverse movements in mineral commodity prices could materially adversely affect our revenue, profitability, inventory values and cash flows.

Differences in mineral quality, assay results and shipment weights may result in disputes, settlement adjustments and financial losses.

Mineral products traded by us are subject to contractual specifications relating to mineral grade, chemical composition, moisture content, impurities, weight and other quality characteristics. The quality and quantity of mineral products may vary depending on the source of the materials, mining and processing methods, storage conditions, transportation and handling procedures. Our mineral trading transactions may involve independent inspections, sampling, laboratory assays and weight verification procedures. Differences between preliminary measurements and final inspection results, including variations in moisture content or shipment weight, may result in adjustments to the final settlement amount. In addition, disagreements between suppliers, customers and independent inspection agencies regarding product specifications, sampling procedures or measurement results may give rise to commercial disputes. If mineral products delivered to customers fail to meet contractual specifications, customers may seek price adjustments, reject shipments, delay acceptance or payment, or pursue contractual remedies. We may also experience difficulties recovering corresponding losses from suppliers, particularly where contractual terms, inspection results or liability allocations differ between our purchase and sales arrangements. Any material quality discrepancy, weight adjustment, inspection dispute or failure to resolve claims in a timely manner could increase our operating costs, delay cash collections, reduce trading margins, damage customer relationships and materially adversely affect our business, financial condition and results of operations.

Our mineral trading operations are subject to transportation, storage and cross-border logistics risks that could delay deliveries and increase costs.

Our mineral trading business involves the procurement, storage, handling and transportation of bulk mineral products across multiple jurisdictions. The transportation of mineral ore from mining regions to ports and ultimately to customers may require the coordination of road and rail transportation providers, warehousing operators, port authorities, customs brokers, shipping companies and other third-party service providers. Our operations may be adversely affected by inadequate transportation infrastructure, road or rail disruptions, port congestion, vessel shortages, cargo handling delays, customs clearance issues, adverse weather conditions, theft, loss or damage of cargo, and changes in freight rates or transportation regulations. Certain mineral-producing regions in which we source products may have limited transportation infrastructure or experience logistical bottlenecks, which could increase delivery times and costs. Depending on the applicable contractual delivery terms, we may bear the risk of loss or damage to mineral products during some or all stages of transportation. Delays or disruptions could result in additional storage charges, demurrage, contractual penalties, shipment cancellations, or claims from customers. We may not always be able to recover such costs or losses from transportation providers, suppliers or insurers. Although we seek to leverage our existing logistics capabilities to support our mineral trading activities, we remain dependent on third-party transportation and infrastructure providers. Any significant interruption in the movement or delivery of mineral products could impair our ability to fulfill customer orders, increase operating costs and materially adversely affect our business, financial condition and results of operations.

Our mineral sourcing and trading activities are subject to complex and changing mining, export, customs, tax and environmental regulations, and noncompliance or regulatory changes could disrupt our operations.

Our mineral sourcing and trading activities are conducted across international markets and are subject to various laws, regulations and governmental requirements relating to mining rights, mineral procurement, export permits, customs clearance, taxation, royalties, environmental protection, transportation and cross-border trade. In particular, mineral sourcing activities in Zimbabwe and other Southern African markets may be affected by changes in local mining regulations, mineral export policies, licensing requirements, export duties, foreign exchange controls and government enforcement practices. Regulatory authorities may impose new restrictions on mineral exports, modify permit requirements, increase taxes or royalties, or adopt measures affecting the production, processing, storage or transportation of mineral products. Although we primarily engage in mineral sourcing and trading rather than directly conducting mining operations, our business may be affected by the compliance practices of third-party suppliers and mine operators. We may also face risks relating to the validity of mining rights, mineral ownership, licensing deficiencies, title disputes, or failures by suppliers and other counterparties to comply with applicable legal and regulatory requirements. Any failure by us or our business partners to obtain or maintain required permits, comply with applicable regulations, or adapt to changes in regulatory requirements could result in shipment delays, penalties, confiscation of goods, increased compliance costs, suspension of business activities, or restrictions on our ability to procure and export mineral products. Such developments could materially adversely affect our mineral trading operations, financial condition, results of operations and future growth prospects.

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

The management software and website development industries are highly competitive. There are a number of larger companies, including computer manufacturers, computer service and software companies that have greater operational, personnel and financial resources than we have. These companies currently offer and have the technological ability to develop software products similar to those offered by us. These companies present a significant competitive challenge to Roshing’s business. Because we do not have the same financial resources as these competitors, we may have a difficult time in the future competing with these companies. We compete based on its freight shipping and logistics knowledge, products, service, price, system functionality and performance and technological advances. Customized and special services according to customer needs, there is technical weakness.

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

We have a limited operating history and are subject to the risks inherent in a growing company, including, among other things, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures. The company relies on few trained internal personnel as the company only has 14 __ full time employees. As we build our own capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein. If we are unable to build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer.

We are currently dependent on a small group of customers for most of our revenue. If we cannot expand our customer base many-fold, our business growth will be challenged and affected, resulting in adjustments to our business strategy.

As we have not achieved significant scale, we had and expect to continue to have customer concentration. The revenue generated to date by our business has come from a small number of customers. During the year ended July 31, 2026, one customer accounted for 34.2% of the Company’s total revenue, and two customers accounted for 85.7% of the Company’s accounts receivable at July 31, 2026. During the year ended July 31, 2025, two customers accounted for 68.9% of our revenue. During the year ended July 31, 2024, three customers accounted for approximately 84% of our revenue. In order for Tianci to be viable as a public company, we must increase our revenue. To accomplish that, we must expand our customer base. If we fail to multiply our customers, Tianci’s stock may have no significant value. There are inherent risks whenever a large percentage of revenues are concentrated with a limited number of customers. We are unable to predict the future level of demand for our services that will be generated by these customers. In addition, we cannot assure that any of our customers in the future will not cease purchasing logistics services from us, or that our cooperating agents will continue introducing clients to us. Should they favor logistics services from our competitors, significantly reduce orders, or seek price reductions in the future, any such event could have a material adverse effect on our revenue, profitability, and results of operations.

Our business could be negatively affected by rising inflation and interest rates.

Various macroeconomic factors could adversely affect our business, financial condition and results of operations, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets.

For instance, the recent inflationary environment has negatively impacted us by slightly increasing (i) our labor costs, through higher wages, (ii) our borrowing costs, through higher interest rates which we expect to continue to increase, and (iii) our other operating costs, such as through higher rates charged by our service suppliers. Supply chain constraints have led to higher inflation, which if sustained, could have a negative impact on our operations. To moderate effects of these increasing costs, we instituted proactive initiatives to optimize efficiencies in our daily operations. We also replaced certain service suppliers with alternatives that offered more competitive rates while not compromising service quality. In addition, we expect to modestly increase the rates we charge our customers in response to the inflationary environment should such inflationary pressures further deteriorate in the near future. However, we cannot assure you that these measures we have taken or will take will be effective, if at all, or that we will be able to effectively mitigate any inflationary pressures in the future. If inflation or interest rates were to significantly increase, our business and the results of operations may be negatively affected.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

If our internal control over financial reporting or our disclosure controls are not effective, we may be unable to issue our financial statements in a timely manner, we may be unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner or we may be otherwise unable to comply with the periodic reporting requirements of the SEC. Our common stock, intended to be listed on Nasdaq, could be suspended or terminated and our share price could materially suffer. In addition, we or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities and to shareholder lawsuits, which could impose significant additional costs on us and divert management attention.

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

China’s government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and foreign investment in Hong Kong-based issuers, which may result in a material change in our operations and/or the value of our common stock. The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or way we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected, which could materially decrease the value of our common stock.

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

On January 27, 2023, Tianci sold 80,000 shares of its Series A Preferred Stock to RQS Capital for $24,000 cash. On January 19, 2024, the Company issued 114,285 (post-split) shares of its common stock to RQS Capital. The shares were issued upon RQS Capital’s exercise of its right to convert 80,000 shares of Tianci’s Series A Preferred Stock into 114,285 shares of common stock.

On April 24, 2024, Tianci sold 80,000 shares of Series B Preferred Stock to RQS Capital. The shares were sold for a cash payment of $80,000. In November 2024, the Company issued 114,285 (post-split) shares of its common stock to RQS Capital. The shares were issued upon RQS Capital’s exercise of its right to convert 80,000 shares of Tianci’s Series B Preferred Stock into 114,285 shares of common stock.

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

Our Board of Directors is authorized to issue up to 2,000,000,000 shares of common stock, up to 80,000 shares of Series A Preferred stock, up to 80,000 shares of Series B Preferred stock, and up to 19,920,000 shares of undesignated preferred stock. Of those shares, 1,998,815,961 shares remain available for issuance. Our Board of Directors will continue to have the authority to issue additional shares of common stock without consent of any of our stockholders, unless stockholder’s approval is required under law or under Nasdaq Rule 5635 which, among other things, requires stockholder approval for change of control transactions where a stockholder acquires 20% of a Nasdaq-listed company’s common stock or securities convertible into common stock, calculated on a post-transaction basis. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future and is not required to obtain stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction. In addition, our Articles of Incorporation provide that the Board can designate the voting rights, liquidation rights, dividend rights and other rights of holders of the preferred stock. The Board, therefore, could use the Preferred Stock to give an investor group disproportionate voting rights or priority over the common stock in the allocation of benefits from the operations of Roshing, including preferential dividends. The Board could also use the Preferred Stock to create a poison pill to prevent a takeover of Tianci that might be considered beneficial by the common stockholders.

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

Management believes the real property leased by Roshing in Kowloon will be adequate for its operations for the foreseeable future.

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

(b) Shareholders

Our shareholders list contains the names of 102 stockholders of record of the Company’s Common Stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of July 31, 2026.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N.A.	0	(1)
Equity compensation plans not approved by security holders	0	N.A.	0
Total	0	N.A.	0

___________________________

(1)       In 2024 the Board of Directors adopted the 2024 Equity Incentive Plan. The Plan authorized the Board to issue up to 100,000 common shares during the ten year period of the Plan. The shares may be awarded to employees or directors of Tianci International, Inc. or its subsidiaries as well as to consultants to those entities. The shares may be awarded as outright grants or in the form of options, restricted stock, performance shares, deferred stock units or stock appreciation rights. In July 2026 the Board awarded the 100,000 shares to three members of management and one consultant. No shares remain available for issuance under the plan.

(e) Sale of Unregistered Securities

The Company did not make any sale of unregistered securities during the 4th quarter of fiscal year 2026, other than sales reported on a Form 8-K.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of fiscal year 2026.

Item 6. Climate – Related Disclosure

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report.

Overview

On March 3, 2023, we acquired ownership of RQS United Group Limited, a company organized under the laws of the Republic of Seychelles (“RQS United”), pursuant to the Share Exchange Agreement dated March 3, 2023 among the Company, RQS United and RQS Capital Limited, the prior owner of RQS United.

RQS United is a holding company incorporated in the Republic of Seychelles. RQS United has no operations other than holding 90% of the outstanding share capital of its subsidiary, Roshing International Co., Limited, a company organized under the laws of Hong Kong (“Roshing”). Roshing was incorporated on June 22, 2011 and was initially engaged in providing business services, such as software development, consulting and the sale of electronic parts. Since 2023 Roshing has been primarily engaged in logistics solutions, including shipping operation management. Commencing in the first quarter of fiscal year 2025, Roshing has also been engaged in the resale of mineral ores, specifically chromium and manganese. Roshing also continues to generate a portion of our revenue from providing business and equipment services.

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

Starting in July 2025, we have expanded the scope of our operations to include global trade of bulk chrome and manganese ore by sourcing high-grade minerals directly from resource-rich regions for resale.In the fiscal year just ended, our revenue from the sale of minerals accounted for 31% of our overall annual revenue. Looking forward, we intend to utilize optimized bulk vessel and container shipping, and provide end-to-end supply chain solutions for metallurgical and steelmaking customers. The introduction of the mineral trade business is expected to generate operational and strategic synergies with our existing logistics business lines, enhancing overall efficiency and value creation.

Finally, in the year ended July 31, 2026, Roshing generated 6% of its revenue from its original business: the sale of electronic parts, and certain business and technical consulting services, independent from its global logistics business.

On April 11, 2025, we completed a $7 million public offering and became a listed company on Nasdaq.

Key factors that affect operating results

Our performance of operations and financial conditions have been, and are expected to continue to be, affected by a multitude of factors. Among the significant factors are:

Economic Conditions in Hong Kong. We are a Nevada company with operations primarily conducted by our subsidiary Roshing, which is based in Hong Kong. Accordingly, if Hong Kong experiences any adverse economic, political or regulatory conditions, such as local economic downturn, natural disasters, contagious disease outbreaks, terrorist attacks, or if the government adopts regulations that place restrictions or burdens on us or on our industry in general, our business, financial condition, results of operations and prospects may be materially and adversely affected.

International Trade Environment. The demand for our shipping operation services is driven by the levels of international trade, which is in turn affected by global political, economic and social conditions. Any changes in a particular country’s trade policy could trigger retaliatory actions by affected countries, potentially eventually resulting in a trade war, which could increase the cost of goods and thus reduce customer demand for products, particularly if the parties have to pay tariffs which increase their prices or if trading partners limit their trade with the particular country. Our business is also susceptible to downturns and disruptions in the business activities of our direct customers, which are beyond our control. If sales decline in a particular geographical market in which our direct customers operate, due to unstable regional and/or global political and economic conditions, such decline will likely lead to a corresponding plunge in the international trade volume which, in turn, could reduce the demand for freight forward services and adversely affect our results of operations.

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

Results of Operation

Comparison of results for the years ended July 31, 2026 and 2025

	For the Years Ended July 31,		Change	Change
	2026	2025	Amounts	Percentage
Revenues	$14,242,611	$9,282,997	$4,959,614	53%
Cost of Revenues	13,184,735	8,832,874	4,351,861	49%
Gross profit	1,057,876	450,123	607,753	135%
Selling and marketing	282,367	230,778	51,589	22%
General and administrative	3,230,154	2,927,260	302,894	10%
Income (loss) from operations	(2,454,645)	(2,707,915)	253,270	(9%	)
Other (loss) net	(153)	27,391	(27,544)	(101%	)
Provision for income taxes expenses (benefit)	–	5,833	(5833)	(100%	)
Net income (loss)	(2,454,798)	(2,686,357)	231,559	(9%	)
Less: net income (loss) attributable to non-controlling interest	(80,838)	(45,568)	35,270	77%	)
Net (loss) attributable to Tianci	$(2,373,960)	$(2,640,789)	$266,829	(10%	)

Revenues

For the year ended July 31, 2026, our total revenue increased significantly to $14,242,611 from $9,282,997 for the year ended July 31, 2025. The increase was primarily attributable to the launch of our global mineral trading business, which contributed $4,409,563 to our total revenue for year ended July 31, 2026, representing approximately 31% of our revenue in the year ended July 31, 2026. Revenue generated from our core global logistics services decreased $66,687 or 0.74%, to $8,939,720 for the year ended July 31, 2026 from $9,006,407 for the year ended July 31, 2025. The logistics service revenue represented approximately 63% of our total revenue in the year ended July 31, 2026. Other service revenue, which contributed approximately 7% of our total revenue for the year ended July 31, 2026, increased by $616,738, approximately 223%, from $276,590 for the year ended July 31, 2025 to $893,328 for the year ended July 31, 2026. The increase in other service revenue was primarily driven by growth in business consulting services resulting from increased client demand for international business development. Going forward, we believe our consulting services revenue will continue to expand. On September 9, 2026, we entered into a cryptocurrency mining machine hosting agreement with BTC Digital Ltd. Under the agreement, BTC Digital Ltd. will provide hosting, installation and testing, and ongoing operations and maintenance services for the equipment, including support for connecting the equipment to its operating infrastructure in the United States. Deployment and commencement of operations are subject to equipment delivery, acceptance, transportation, installation and testing. We expect to start generating crypto mining revenues in the near future.

	For the Years Ended July 31,
	2026	2025
Global Logistics Service Revenue	$8,939,720	$9,006,407
Sales of Minerals	4,409,563	–
Other Service Revenue	893,328	276,590
Total	$14,242,611	$9,282,997

Cost of Revenues

Our cost of revenues from our revenue categories are summarized as follows:

	For the Years Ended July,
	2026	2025
Cost of Global Logistics Service	$8,734,785	$8,652,742
Cost of Minerals	4,081,880	–
Cost of Other Service	368,070	180,132
Total	$13,184,735	$8,832,874

Our cost of global logistics services represented 66.3% and 97.7% of total cost of revenues during the years ended July 31, 2026 and 2025, respectively. Cost of global logistics services primarily includes cargo space charged by direct ocean carriers, freight forwarders and ancillary logistics services fees. Our cost of revenues from cost of mineral products represented 31.0% of total cost of revenues during the year ended July 31, 2026.

Total cost of revenue increased by 49% from $8,832,874 to $13,184,735 for the year ended July 31, 2026. The increase was primarily attributable to the launch of our new global mineral trading business as we source mineral products from suppliers. Cost of logistics services increased $82,043, or 1% for the year ended July 31, 2026.

Gross Profit

Our gross profit from each of our revenue categories is summarized as follows:

Margins

	For the Years Ended July 31,
	2026	2025
Global Logistics Service
Gross Profit Margin	$204,935	$353,665
Gross Profit Percentage	2.29%	3.93%
Sales of Mineral Products
Gross Profit Margin	$327,683	$–
Gross Profit Percentage	7.43%	–
Other Services
Gross Profit Margin	$525,258	$96,458
Gross Profit Percentage	58.80%	34,.87%
Total
Gross Profit Margin	$1,057,876	$450,123
Gross Profit Percentage	7.43%	4.85%

Our total gross profit increased by $607,753, or approximately 135%, to $1,057,876 for the year ended July 31, 2026. For the year ended July 31, 2026, our overall gross profit margin was 7.43%, an increase from gross profit margin of 4.85% for the year ended July 31, 2025. The Company's overall gross profit margin is affected by both the gross profit margins achieved within each business line and the revenue mix among its business segments. Because Other Services typically generate higher gross profit margins than Global Logistics Services and Sales of Mineral Products, an increase in the proportion of revenue from Other Services generally results in a higher consolidated gross profit margin. In addition, political disputes, including the imposition of tariffs on a large portion of the world’s international trade, reduced the demand for shipping logistics as well as the profitability of the mineral trades.

Gross margin from our core logistic service operations decreased to 2.29% for the year ended July 31, 2026 compared to 3.39% in prior year, as a result of growing competition in certain marine routes. Gross margin from our mineral products was 7.43% for the year ended July 31, 2026, we maintained a relatively low margin for mineral trading business at this stage to stay competitive and to acquire market share. We are likely to adjust our pricing strategy to improve our mineral trading business profit margin when we reach sufficient market share. In the meanwhile, we are actively expanding and diversifying our supplier base for its mineral products sales business in an effort to enhance procurement flexibility, achieve success in pricing affairs, and achieve greater control over procurement costs. There was a slight increase in gross profit margin for other services to 7.43% for the yar ended July 31, 2026 as compared to 4.85% in prior year. The increase in gross profit from other services revenue was primarily attributable to lower service costs, as the Company utilized its in-house personnel to perform services that were previously partially outsourced to third-party service providers, resulting in reduced external labor expenses.

Looking forward, our consolidated gross margin performance will depend largely on our ability to optimize our logistics route mix, effectively manage mineral procurement costs, our ability on pricing negotiation, and maintain a favorable business mix.

Operating Expenses

There was an increase in operating expenses in the year ended July 31, 2026, as compared to the prior fiscal year, as both selling and marketing expenses and general and administrative expenses increased. Our operating expenses primarily include payroll expenses, commissions, advertising, rent and professional fees relating to our obligations as a public company. The increase of $302,894 in our general and administrative expenses, from $2,927,260 for the year ended July 31, 2025 to $3,230,154 in the year ended July 31, 2026, was primarily attributable to additional employee stock compensation in the 2026 fiscal year compared to the 2025 fiscal year. And the increase of $51,589 in selling expenses, from $230,778 for the year ended July 31, 2025 to $282,367 for the year ended July 1, 2026, was primarily attributable to an advertising expense of $66,186 that we place on social media platform to promote our core business.

Net Income (Loss)

As a result of the foregoing, we incurred a net loss of $2,454,798 for the year ended July 31, 2026, and a net loss of $2,686,357 for the year ended July 31, 2025. As the Company owns 90% of its operating subsidiary, Roshing, 10% of the net income or loss realized by Roshing was attributed to the minority interest. Therefore, the net loss for the year ended July 31, 2026 and 2025 attributable to the shareholders of the Company was $2,373,960 and $2,640,789, respectively.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expense obligations. As of July 31, 2026, we had working capital of $5,328,838. To date, we have financed our operations primarily through capital contributions from shareholders, private placements of equity, and the public offering of common stock.

We believe that our liquidity and working capital will be sufficient to sustain our business operations for the next twelve months. We may, however, need additional cash resources in the future if there are changes in business conditions or other adverse developments or if the Company finds and wishes to pursue opportunities for investment, acquisition, capital expenditure, or similar actions.

We started providing shipping & freight forwarding services in 2023 and entered the global mineral trading business in July 2025. We also expect to start crypto mining business in 2027. Although the shipping and mineral businesses grow, they continue to operate at a loss. And our future profitability of Crypto mining business line would depend largely on market price of Bitcoin. Unless we can achieve profitable operations, we may require significant capital investment in order to fund growth, such as capital for acquiring transportation assets, or for developing our market share. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity may result in dilution to our shareholders. Any loans that we may secure would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following table summarizes the key components of our cash flows for the year ended July 31, 2026 and 2025.

	For the years ended
	July 31,
	2026	2025
Net cash (used in) operating activities	$(2,199,382)	$(3,225,714)
Net cash (used in) investing activities	(153,500)	–
Net cash provided by financing activities	4,390,512	5,217,937
Net change in cash and restricted cash	$2,037,630	$1,992,223
Cash, ending	$4,442,982	$2,405,352

Operating activities

Net cash of $2,199,382 used in operating activities for the year ended July 31, 2026 was primarily the result of our net loss of $2,454,798, an increase of $452,800 in accounts receivable, a decrease of $53,665 in income taxes payable, a decrease of $63,636 in operating lease liabilities, and a decrease of $14,948 in accounts payable. The cash outflow was partially offset by a non-cash stock compensation expense of 352.000, a $271,556 decrease in inventory, a decrease of $88,756 in prepayment and other current assets, an increase of $66,577 in advances from customers, and amortization of operating lease right-of-use assets of $60,769.

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

 Investing activities

Our only investing activity during the year ended July 31, 2026 a purchase of equipment for $153,500. We made no investments during the year ended July 31, 2025..

Financing activities

Net cash provided in financing activities for the years ended July 31, 2026 and 2025 was 4,390,512 and $5,217,937, which was attributable to a follow-on offering in 2026, and our initial public offering in 2025.

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

In connection with the preparation of our financial statements for the year ended July 31, 2026, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-1	Report of Independent Registered Public Accounting Firm (PCAOB ID#6797)

F-2	Consolidated Balance Sheets as of July 31, 2026 and 2025

F-3	Consolidated Statements of Operations for the Years Ended July 31, 2026 and 2025

F-4	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended July 31, 2026 and 2025

F-5	Consolidated Statements of Cash Flows for the Years Ended July 31, 2026 and 2025

F-6 to F-24	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tianci International, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Tianci International, Inc. and its subsidiaries (the “Company”) as of July 31, 2026 and 2025, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Las Vegas, Nevada

November 4, 2026

PCAOB ID Number 6797

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN UNITED STATES DOLLARS)

	July 31,	July 31,
	2026	2025

ASSETS
Current assets:
Cash	$4,442,982	$2,405,352
Accounts receivable	452,800	–
Prepayment and other current assets	331,349	382,554
Inventory	231,790	215,346
Total current assets	5,458,921	3,003,252

Other assets:
Property and equipment, net	153,500	–
Lease security deposit	21,518	23,174
Lease right-of-use asset	58,776	119,545
Total non-current assets	233,794	142,719

TOTAL ASSETS	$5,692,715	$3,145,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,608	$18,554
Advances from customer	66,577	–
Income taxes payable	–	16,117
Lease liability-current	55,670	57,903
Accrued liabilities and other payables	4,228	5,077
Total current liabilities	130,083	97,651

Lease liability - noncurrent	–	61,403

Total liabilities	130,083	159,054

Commitments and contingencies	–	–

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 80,000 shares authorized; no shares issued and outstanding as of July 31, 2026 and 2025	–	–
Series B Preferred stock, $0.0001 par value; 80,000 shares authorized; 0 and 80,000 shares issued and outstanding as of July 31, 2026 and 2025, respectively	–	8
Undesignated preferred stock, $0.0001 par value; 19,920,000 shares authorized; no shares issued and outstanding as of July 31, 2026 and 2025, respectively	–	–
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 1,080,299 and 236,247 shares issued and outstanding as of July 31, 2026 and 2025, respectively*	108	24
Additional paid-in capital	10,877,571	5,847,134
Accumulated deficit	(5,236,820)	(2,862,860)
Total stockholders' equity attributable to TIANCI INTERNATIONAL, INC.	5,640,859	2,984,306
Non-controlling interest	(78,227)	2,611

Total stockholders’ equity	5,562,632	2,986,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,692,715	$3,145,971

*	All common stock share and per share amounts for all periods presented have been retroactively restated to give effect to the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the year ended July 31,
	2026	2025

OPERATING REVENUES
Global logistics services	$8,939,720	$9,006,407
Sale of minerals	4,409,563	–
Other revenue	893,328	276,590
Total Operating Revenues	14,242,611	9,282,997

COST OF REVENUES
Global logistics services	8,734,785	8,652,742
Cost of minerals	4,081,880	–
Other revenue	368,070	180,132
Total Cost of Revenues	13,184,735	8,832,874

Gross profit	1,057,876	450,123

Operating expenses:
Selling and marketing	282,367	230,778
General and administrative	3,230,154	2,927,260

Total operating expenses	3,512,521	3,158,038

(Loss) income from operations	(2,454,645)	(2,707,915)

Other income (loss) net	(153)	27,391

Income (loss) before provision for income taxes	(2,454,798)	(2,680,524)
Provision for income taxes	–	5,833

Net (loss) income	(2,454,798)	(2,686,357)
Less: net income (loss) attributable to non-controlling interest	(80,838)	(45,568)

Net income (loss) attributable to TIANCI INTERNATIONAL, INC.	$(2,373,960)	$(2,640,789)

Weighted average number of common shares
Basic and diluted*	400,459	218,143

Income (loss) per common share attributable to TIANCI INTERNATIONAL, INC.
Basic and diluted	$(5.63)	$(8.86)

Weighted average number of preferred shares A
Basic and diluted	–	–

Income (loss) per preferred share A attributable to TIANCI INTERNATIONAL, INC.
Basic and diluted	$–	$–

Weighted average number of preferred shares B
Basic and diluted	21,099	80,000

(Loss) per preferred share B attributable to TIANCI INTERNATIONAL, INC.
Basic and diluted	$(5.63)	$(8.86)

*	All common stock share and per share amounts for all periods presented have been retroactively restated to give effect to the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2026 AND 2025

(EXPRESSED IN UNITED STATES DOLLARS)

	Series B Preferred Stock	Series B Preferred Stock amount	Common stock before RS	Common stock*	Common stock amount*	Additional Paid-in Capital	(Accumulated Deficit)	Noncontrolling interest	Total
Balance at July 31, 2024	80,000	$8	14,781,803	211,247	$21	$963,873	$(222,071)	$48,179	$790,010
Net loss							(2,640,789)	(45,568)	(2,686,357)
Proceeds from public offering	–	–	1,750,000	25,000	3	4,724,849	–	–	4,724,852
Warrants issuance to consultant	–	–	–	–	–	158,412	–	–	158,412
Balance at July 31, 2025	80,000	$8	16,531,803	236,247	$24	$5,847,134	$(2,862,860)	$2,611	$2,986,917
Net loss	–	–	–	–	–	–	(2,373,960)	(80,838)	(2,454,798)
Conversion of preferred stock to common stock	(80,000)	(8)	8,000,000	114,286	11	(3)	–	–	–
Issuance common stock for inventory purchase	–	–	800,000	11,429	1	287,999	–	–	288,000
Issuance of common stock and warrants, net of issuance costs	–	–	–	405,500	41	4,349,191	–	–	4,349,232
Issuance of common stock upon exercise of pre-funded warrants	–	–	–	200,000	20	1,980	–	–	2,000
Issuance of common stock upon exercise of warrants	–	–	–	12,837	1	39,280	–	–	39,281
Issuance of common stock for services	–	–	–	100,000	10	351,990	–	–	352,000
Balance at July 31, 2026	–	$–	25,331,803	1,080,299	$108	$10,877,571	$(5,236,820)	$(78,227)	$5,562,632

*	All common stock share and per share amounts for all periods presented have been retroactively restated to give effect to the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN UNITED STATES DOLLARS)

	For the year ended July 31,
	2026	2025

Cash flows from operating activities:
Net (loss)	$(2,454,798)	$(2,686,357)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Amortization of operating lease right-of-use asset	60,769	4,937
Warrants issuance to consultant	–	158,412
Stock-based compensation	352,000	–
Change in operating assets and liabilities:		–
Accounts receivable	(452,800)	–
Prepayment and other current assets	88,756	(380,737)
Inventory	271,556	(215,346)
Lease security deposit	1,656	(21,518)
Advances from customers	66,577	–
Accounts payable	(14,948)	18,554
Income taxes payable	(53,665)	(46,087)
Operating lease liabilities	(63,636)	(5,177)
Accrued liabilities and other payables	(849)	(52,395)

Net cash (used in) operating activities	(2,199,382)	(3,225,714)

Cash flows from investing activities:
Purchase of equipment	(153,500)	–

Net cash used in investing activities	(153,500)	–

Cash flows from financing activities:
Repayment of working capital advance to related party	–	(10,771)
Working capital advance from related party	–	8,500
Proceeds received from public or private offerings	–	5,439,333
Deferred offering costs incurred	–	(219,125)
Payments of equity issuance costs	(553,319)	–
Proceeds from issuance of common stock and warrants	4,902,550	–
Proceeds from exercise of pre-funded warrants	2,000	–
Proceeds from exercise of warrants	39,281	–

Net cash provided by financing activities	4,390,512	5,217,937

Net increase in cash	2,037,630	1,992,223
Cash, beginning	2,405,352	413,129
Cash, ending	$4,442,982	$2,405,352

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$53,665	$51,920

Non-Cash Activities:
Issuance common stock for inventory purchase	288,000	–
Conversion of preferred stock to common stock	800	–
Deferred offering costs net against proceeds from public offering	–	714,481
Initial recognition of right-of-use assets and lease liabilities, net of disposal	–	124,483

The accompanying notes are an integral part of these consolidated financial statements.

TIANCI INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended July 31, 2026 and 2025

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

On June 13, 2012, Freedom Petroleum Inc. was incorporated under the laws of the State of Nevada. In May 2015, Freedom Petroleum changed its name to Steampunk Wizards, Inc.; and on November 9, 2016, Steampunk Wizards changed its name to Tianci International, Inc. (the “Company”). The Company is a holding company. The Company’s fiscal year end is July 31.

RQS United Group Limited (“RQS United”) is a holding company incorporated on November 4, 2022 in the Republic of Seychelles. RQS United has no substantive operations other than holding 90% of the outstanding share capital of its subsidiary. Roshing International Co., Limited (“Roshing”), which was incorporated on June 22, 2011 in Hong Kong, is principally engaged in providing global logistics services. However, in the first quarter of fiscal year 2026, Roshing initiated the launch of a new mineral ore trading business line, aiming to diversify its revenue streams while further enhancing the synergies between the new business line and its existing logistic service business line. 37.2% of its revenue for the year ended July 31, 2026 was derived from its business lines other than global logistics: sales of electronic device hardware components, development of logistics software and websites, technical consulting, software maintenance and revenue from sales of chrome ore. Roshing’s business is primarily carried out in Hong Kong.

On February 13, 2023, the Company incorporated a wholly-owned subsidiary, Tianci Group Holding Limited (“Tianci Group Seychelles”), in the Republic of Seychelles. To date, Tianci Group Holding Limited has not carried on any business operations. On July 15, 2026, Tianci Group Holding Limited, had completed the incorporation of Ridgcore Resources (Private) Limited (“Ridgcore”) in Zimbabwe. Ridgcore is an indirect wholly-owned subsidiary of the Company and was established to support the Company’s mineral products business in Zimbabwe, including local warehousing, logistics coordination and related operational activities. To date, Ridgcore has carried on limited business operations.

As of July 31, 2026, the Company’s subsidiaries include Roshing, in which the Company holds a 90% equity interest through its wholly-owned subsidiary, RQS United, and Ridgcore, which is wholly owned through Tianci Group Holding Limited.

Reorganization

On March 3, 2023 the Company entered into a Share Exchange Agreement with RQS United and RQS Capital Limited (“RQS Capital”), which was the sole shareholder of RQS United (the “Exchange Agreement”). RQS United owns 90% of the equity in Roshing International Co., Limited (“Roshing”), which is engaged in the business of providing global logistics services including ocean freight forwarding and related logistics solutions, distributing electronic components and providing software services. Pursuant to the Exchange Agreement, on March 6, 2023 RQS Capital transferred all of the issued and outstanding capital stock of RQS United to the Company, and the Company issued to RQS Capital 21,429 shares (reflecting the March 2026 and July 2026 reverse stock splits; 1,500,000 shares on a pre-split basis) of the Company's common stock and paid a cash price of $350,000 (the “Share Exchange”). Pursuant to the Exchange Agreement, the Company also issued a total of 10,000 shares (reflecting the March 2026 and July 2026 reverse stock splits; 700,000 shares on a pre-split basis) of the Company's common stock to nine employees or affiliates of Roshing to induce continued services to Roshing.

As a result of the Share Exchange, RQS United became the Company's wholly-owned subsidiary and the former RQS United stockholder became the Company's controlling stockholder. The share exchange transaction was treated as a reverse acquisition, with RQS United as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when the Company refers in this report to business and financial information for periods prior to the consummation of the reverse acquisition, the Company is referring to the business and financial information of RQS United and its consolidated subsidiaries, Roshing and Ridgcore.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. The Company maintains its bank accounts in the United States and Hong Kong.

Accounts receivable, net

Accounts receivable include trade accounts due from customers which are generally collected within six months. In establishing the allowance for doubtful accounts, management considers historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customer. Management reviews its receivables on a regular basis to determine if the allowance for doubtful accounts is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of July 31, 2026 and 2025, no allowance for doubtful accounts was deemed necessary.

Prepayment and other current assets

Prepayment and other current assets include cash deposited or advanced to vendors for purchasing goods or services that have not been received or provided. This amount is refundable and bears no interest. Prepayment and other current assets are classified as either current or non-current based on the terms of the respective agreements. Prepayment and other current assets are generally unsecured and reviewed periodically for impairment. As of July 31, 2026 and 2025, the Company made no allowance for impairment.

Property and Equipment

Equipment are stated at cost and consist of mobile mining equipment. Equipment is depreciated over its estimated useful life and the related depreciation expense is computed using the straight-line method.

The estimated useful lives are as follows:

Useful life
Mobile mining equipment	5 years

Inventory

Inventories of mineral ore and hardware are stated at the lower of cost or estimated realizable value. Cost includes the Company’s cost of acquiring mineral ore or hardware products. The cost is charged to cost of products sold on a weighted average basis. Management periodically compares the cost of inventory with its net realizable value, and will establish an allowance to adjust its inventories to their respective net realizable value (“NRV”) if NRV is lower than cost. As of July 31, 2026 and 2025, the Company made no allowance for inventory.

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

Warrant Accounting

The Company evaluated the common warrants, pre-funded warrants and placement agent warrants under ASC 480 and ASC 815-40 and determined that all three classes qualified for equity classification at issuance. Proceeds from the offering were allocated to the equity instruments based on their relative fair values at issuance, and qualifying direct issuance costs were recorded as a reduction of additional paid-in capital.

Equity-classified warrants are not subsequently remeasured at fair value. Upon exercise, the historical carrying amount of the warrants, together with any cash proceeds received, is transferred to common stock and additional paid-in capital.

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

Hardware sales contracts are on a fixed price basis with no separate sales rebate, discount, or other incentive. Revenue is recognized at a point in time when the Company has delivered products that have been accepted by its customer with no future obligations. The Company generally permits returns of products due to product failure; however, returns have been historically insignificant.

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

For revenue from mineral sales, the cost of revenue consists primarily of the expense incurred by the Company in purchasing the mineral ore, insurance fee and shipping costs during the sales process.

For electronic goods, consulting and services-based revenue, the cost of revenue consists primarily of costs paid to outsourced service providers and compensation expenses paid to the Company’s service vendor.

Advertising costs

Advertising costs amounted to $79,597 and $3,559 for the years ended July 31, 2026 and 2025, respectively. Advertising costs are expensed as incurred and included in selling and marketing expenses.

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

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax bases used in the computation of taxable income (loss). In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the statements of operations, except when it is related to items credited or charged directly to equity, in which case the deferred tax is dealt with in equity. Net deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

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

During the year ended July 31, 2025, the Company received a refund of $24,953 from the IRS for a penalty previously charged. The refund is included in other income in the statements of operations for the year ended July 31, 2025.

The Hong Kong tax returns filed for the 2020/2021 tax year and subsequent years are subject to examination by the applicable tax authorities.

The US tax returns filed for 2023 and subsequent years are subject to examination by the applicable tax authorities.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common stock outstanding for the period. Diluted EPS presents the diluted effect on a per share basis of the potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of July 31, 2026 and 2025, there were 0 and 8,000,000 dilutive shares on a pre-reverse split basis related to the outstanding convertible Series B Preferred Stock. Each outstanding share of Series B is convertible by the holder of the share into 100 shares of common stock, subject to equitable adjustment of the conversion rate.

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

NOTE 3 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	July 31,	July 31,
	2026	2025

Prepayment and other current assets
Inventory Purchase	$212,234	$148,314
Employee reimbursement advance	30,000	100,000
Prepaid Income Tax	37,548	–
Other services	51,567	134,240
Total prepayment and other current assets	$331,349	$382,554

NOTE 4 – RELATED PARTIES BALANCES AND TRANSACTIONS

Employment agreements with officers and director retainer agreements

Tianci currently maintains three employment agreements with its officers and seven director retainer agreements with its directors. The agreements have terms of 3 years and each provides for monthly compensation in amounts ranging from $1,300 per month to $8,000 per month as of July 31, 2026.

For the years ended July 31, 2026 and 2025, the Company incurred management compensation expenses of $338,002 and $253,500, respectively. These amounts are included in “general and administrative expenses” in the accompanying consolidated statements of operations.

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

The following table sets forth information, as of July 31, 2026, regarding the classes of capital stock that are authorized by the Articles of Incorporation of Tianci International, Inc.

	July 31, 2026
Class	Shares Authorized	Shares Outstanding
Common Stock, $.0001 par value	2,000,000,000	1,080,299
Series A Preferred Stock, $.0001 par value	80,000	–
Series B Preferred Stock, $.0001 par value	80,000	–
Undesignated Preferred Stock, $.0001 par value	19,920,000	–

Series A Preferred Stock

Each share of Series A Preferred Stock was convertible by the holder of the share into 1.43 shares (reflecting the March 2026 and July 2026 reverse stock splits; 100 shares on a pre-split basis) of common stock, subject to equitable adjustment of the conversion rate. Each holder of Series A Preferred Stock had voting rights equal to the holder of the number of shares of common stock into which the Series A Preferred Stock was convertible. Upon liquidation of the Company, each holder of Series A Preferred Stock was entitled to receive, out of the net assets of the Company, $0.01 per share, then to share in the distribution on an as-converted basis. On January 19, 2024, all 80,000 shares of the Series A Preferred Stock were converted into 8,000,000 shares of Company common stock on a pre-split basis.

Series B Preferred Stock

Each share of Series B Preferred Stock may be converted by the holder of the share into 1.43 shares (reflecting the March 2026 and July 2026 reverse stock splits; 100 shares on a pre-split basis) of common stock, subject to equitable adjustment of the conversion rate. Each holder of Series B Preferred Stock has voting rights equal to the holder of the number of shares of common stock into which the Series B Preferred Stock is convertible. Upon liquidation of the Company, each holder of Series B Preferred Stock is entitled to receive, out of the net assets of the Company, $0.01 per share, then to share in the distribution on an as-converted basis. On November 5, 2025, all 80,000 shares of the Series B Preferred Stock were converted into 8,000,000 shares of Company common stock on a pre-split basis.

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

Issuances of Preferred Stock and Common Stock

On January 19, 2024 the Company sold an aggregate of 6,359 shares (reflecting the March 2026 and July 2026 reverse stock splits; 445,109 shares on a pre-split basis) of its common stock to five present or former members of the Company’s Board of Directors for an aggregate price of $44,511 or $7.00 per share (reflecting the March 2026 and July 2026 reverse stock splits; $1.00 per share on a pre-split basis). The purchasers included Zhigang Pei, who received 3,156 shares (reflecting the March 2026 and July 2026 reverse stock splits; 220,909 shares on a pre-split basis) in settlement of a loan by Mr. Pei to the Company in the amount of $220,909, and five present or former members of the Company’s Board of Directors, who received an aggregate of 3,203 shares (reflecting the March 2026 and July 2026 reverse stock splits; 224,200 shares on a pre-split basis) ;Zhigang Pei – 1,574 shares (reflecting the March 2026 and July 2026 reverse stock split; 110,200 shares on a pre-split basis); David Wei Fang – 923 shares (reflecting the March 2026 and July 2026 reverse stock splits; 64,600 shares on a pre-split basis); Jack Fan Liu – 316 shares (reflecting the March 2026 and July 2026 reverse stock split; 22,100 shares on a pre-split basis), Jimmy Weiyu Zhu – 74 shares (reflecting the March 2026 and July 2026 reverse stock splits; 5,200 shares on a pre-split basis); and Yee Man Yung - 316 shares (reflecting the March 2026 and July 2026 reverse stock splits; 22,100 shares on a pre-split basis)). All 6,359 shares (reflecting the March 2026 and July 2026 reverse stock splits; 445,109 shares on a pre-split basis) were issued in satisfaction of the Company’s liability to the shareholders for unpaid compensation.

On January 19, 2024 the Company issued 114,286 shares (reflecting the March 2026 and July 2026 reverse stock splits; 8,000,000 shares on a pre-split basis) of its common stock to RQS Capital Limited. The shares were issued upon RQS Capital’s exercise of its right to convert 80,000 shares of the Company’s Series A Preferred Stock into 114,286 shares (reflecting the March 2026 and July 2026 reverse stock split; $8,000,000 shares on a pre-split basis) of common stock.

On January 24, 2024 the Company sold an aggregate of 6,189 (reflecting the March 2026 and July 2026 reverse stock splits; 433,213 shares on a pre-split basis) shares of its common stock to nine investors for an aggregate price of $43,321 or $7.00 per share (reflecting the March 2026 and July 2026 reverse stock splits; $1.00 per share on a pre-split basis). The shares were issued in a private offering to investors.

On April 24, 2024, the Company sold 80,000 shares of its Series B Preferred Stock to RQS Capital Limited for a cash payment of $80,000.

On April 11, 2025, the Company closed its public offering of 25,000 shares (reflecting the March 2026 and July 2026 reverse stock splits; 1,750,000 shares on a pre-split basis) of common stock. The shares were priced at $280.00 per share (reflecting the March 2026 and July 2026 reverse stock splits; $4.00 per share on a pre-split basis), and the offering was conducted on a firm commitment basis. The Company’s common stock was approved for uplisting to the Nasdaq Capital Market from the OTC Markets and commenced trading under the ticker symbol “CIIT” on April 10, 2025.

On November 5, 2025, all issued and outstanding 80,000 shares of the Series B Preferred Stock were converted into 114,286 shares (reflecting the March 2026 and July 2026 reverse stock splits; 8,000,000 shares on a pre-split basis) of Company common stock.

On January 28, 2026, the Company acquired hardware inventory with a total purchase price of $323,400. As consideration for the purchase, the Company issued 11,429 shares (reflecting the March 2026 and July 2026 reverse stock splits; 800,000 shares on a pre-split basis) of its common stock to the vendor. The common shares were measured at their fair value of approximately $288,000 on the transaction date, based on the quoted market price of the Company’s common stock. The difference between the fair value of the equity consideration issued and the total purchase price of the inventory was recognized as a $35,400 payable to the vendor, which was recorded within accounts payable as of the transaction date.

Issuances of warrants

On April 11, 2025, the Company issued 1,250 warrants (reflecting the March 2026 and July 2026 reverse stock splits; 87,500 warrants on a pre-split basis) to a third-party consultant as consideration for strategic advisory and consulting services. Each warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $4.80 per share. The warrants are set to expire five years after the issuance. As of the expiration date, none of the warrants had been exercised.

The total grant-date fair value of the warrants was $158,412, which was recorded as a non-cash general and administrative expense for the year ended July 31, 2025, in accordance with ASC 718, Compensation—Stock Compensation. Because the warrants were issued for services, they were accounted for as equity-classified awards.

Common Stock and Warrant Offering

On June 17, 2026, the Company completed an offering of 405,500 shares of common stock (after July 2026 reverse stock split) and pre-funded warrants to purchase 200,000 shares of common stock (after July 2026 reverse stock split). Each share of common stock or pre-funded warrant was issued together with a common warrant to purchase one share of common stock. The combined offering price was $8.10 per share of common (reflecting July 2026 reverse stock split; $0.81 on a pre-split basis) stock and accompanying common warrant , or $8.09 per pre-funded warrant (reflecting the July 2026 reverse stock split; $0.809 on a pre-split basis) and accompanying common warrant. The pre-funded warrants had an exercise price of $0.01 per share.

Gross proceeds from the offering were $4,902,550, excluding proceeds from the exercise of the pre-funded warrants. The Company incurred direct cash issuance costs of $553,319, consisting of placement agent commissions of $343,319, placement agent expenses of $100,000 and legal fees of $110,000. These costs were recorded as a reduction of additional paid-in capital. Net proceeds from the offering, before proceeds from pre-funded warrant exercises, were $4,349,232.

The Company also incurred $1,500 of legal fees related to the reverse stock split, which were recognized in general and administrative expenses.

Pre-Funded Warrants

The pre-funded warrants were immediately exercisable, subject to applicable beneficial ownership limitations, and remain exercisable until exercised in full. During the year ended July 31, 2026, all 200,000 pre-funded warrants were exercised before the July reverse stock split, resulting in the issuance of 200,000 shares of common stock and cash proceeds of $2,000. No pre-funded warrants remained outstanding as of July 31, 2026.

Common Warrants

The Company issued common warrants to purchase 605,500 shares of common stock (after July 2026 reverse stock split) in connection with the offering. The warrants were immediately exercisable, subject to applicable beneficial ownership limitations, had an initial exercise price of $8.10 per share and have a three-year contractual term.

In July 2026, pursuant to the contractual price adjustment provisions, the exercise price was reduced to $3.06 per share and the aggregate number of shares issuable upon exercise was increased to approximately 1,602,795 shares (after July 2026 reverse stock split).

During July 2026, common warrants to purchase 12,837 shares (after July 2026 reverse stock split) were exercised for aggregate cash proceeds of $39,281. As of July 31, 2026, common warrants to purchase approximately 1,589,958 shares (after July 2026 reverse stock split) remained outstanding at an exercise price of $3.06 per share.

Placement Agent Warrants

In connection with the offering, the Company issued Maxim warrants to purchase 30,275 shares of common stock (after July 2026 reverse stock split) at an exercise price of $8.10 per share. These warrants become exercisable 180 days after the commencement of sales in the offering and have a three-year contractual term.

The issuance-date fair value of the placement agent warrants was $175,463, estimated using the Black-Scholes option pricing model. The Company recorded an equal increase in additional paid-in capital for the warrants and a reduction of additional paid-in capital for the related noncash equity issuance costs. Accordingly, the issuance of these warrants had no net effect on total stockholders’ equity. All 30,275 placement agent warrants remained outstanding as of July 31, 2026.

Stock Incentive Plan

On April 25, 2024, the Company’s Board of Directors and majority stockholder adopted the Tianci International, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for equity awards to eligible employees, directors, consultants and other service providers of the Company and its affiliates, including stock grants, stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and performance shares. The Plan is administered by the Compensation Committee, which determines the recipients, amounts and terms of individual awards, including applicable vesting conditions.

The Plan originally reserved 7,000,000 shares of common stock for issuance, subject to adjustment for stock splits, reverse stock splits and other specified corporate events. After giving effect to the 1-for-7 reverse stock split in March 2026 and the 1-for-10 reverse stock split in July 2026, the original share reserve was equivalent to 100,000 shares of common stock.

On July 29, 2026, the Compensation Committee granted an aggregate of 100,000 shares of common stock under the Plan, including 85,000 shares to three executive officers and 15,000 shares to an employee and a consultant. The aggregate grant-date fair value of these awards was $352,000, based on the Company’s common stock price of $3.52 per share on the grant date.

For the year ended July 31, 2026, the Company recognized $352,000 of stock-based compensation expense related to these awards in general and administrative expenses, consisting of $299,200 for executive officer awards and $52,800 for employee and consultant awards.

Other equity transactions

On February 13, 2026, the stockholders of the Company approved an amendment to the Company’s Articles of Incorporation authorizing the Board of Directors to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio ranging from 1-for-2 to 1-for-100, as determined by the Board of Directors.

On March 20, 2026, the Company effected a one-for-seven reverse stock split of its common stock. Subsequently, on July 20, 2026, the Company effected an additional one-for-ten reverse stock split, pursuant to which every ten shares of common stock issued and outstanding immediately prior to the effective time were combined into one share. The cumulative effect of these reverse stock splits was a one-for-seventy reduction in the number of shares, before adjustments for fractional shares.

The July 2026 reverse stock split did not change the number of authorized shares of common stock or the par value per share. No fractional shares were issued; stockholders otherwise entitled to fractional shares received whole shares rounded up to the next whole share.

Unless otherwise indicated, all common share and per-share amounts, including weighted-average shares outstanding and earnings or loss per share, presented in these consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect both reverse stock splits.

NOTE 6 – INCOME TAXES

Income Taxes

Seychelles

RQS United and Tianci Group Seychelles is incorporated in Seychelles and is not subject to tax by Seychelles on income generated outside of Seychelles under the current law. In addition, upon payment of dividends, no withholding tax is imposed under current law.

United States

Tianci is incorporated in the United States and is subject to U.S. federal corporate income tax at a statutory rate of 21%. State income taxes are imposed in addition to the federal rate where applicable.

Hong Kong

Roshing is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. Incorporated companies pay 8.25% tax on the first HKD 2 million of profits and 16.5% on the remainder. Hong Kong income tax expenses for the years ended July 31, 2026 and 2025 amounted to $0 and $5,833, respectively.

Zimbabwe

Ridgcore Resources (Private) Limited, the Company’s Zimbabwe subsidiary, is subject to corporate income tax on its taxable income under the applicable Zimbabwe tax laws at a statutory rate of 25%, together with an AIDS levy of 3% of the corporate income tax payable, resulting in a combined rate of 25.75%. No current income tax expense was recognized in Zimbabwe for the year ended July 31, 2026.

For the year ended July 31, 2026, the Company’s net loss of $2,454,798 consisted of United States source loss of $1,638,231 and Hong Kong source loss of $808,380 and Zimbabwe source loss of $8,187. For the year ended July 31, 2025, the net loss of $2,686,357 consisted of United States source loss of $2,230,682 and Hong Kong source loss of $455,675.

Significant components of the provision for income taxes are as follows:

	For the years ended
	July 31, 2026	July 31, 2025

Current	$–	$5,833
Deferred	–	–
Provision for income taxes	$–	$5,833

The following table reconciles the United States statutory rates to the Company’s effective tax rate:

	For the years ended
	July 31, 2026		July 31, 2025
United States statutory tax rate	$(515,508)	21.0%	$(562,910)	21.0%
Non taxable income	(108)	0.0%	(381)	0.0%
Prior year under accrue	5,846	(0.2)%	5,833	–%
Foreign tax rate differential – Hong Kong and Zimbabwe	34,759	(1.4)%	20,324	(0.8)%
Change in valuation allowance	475,012	(19.4)%	542,967	(20.3)%
Effective tax rate	$–	–%	$5,833	(0.2)%

Deferred tax assets are comprised of the following:

	As of
	July 31, 2026	July 31, 2025

Net operating loss carryforwards	$1,282,028	$807,016
Warrants not excised	33,267	33,267
Allowance for deferred tax assets	(1,315,294)	(840,283)
Deferred tax assets, net	$–	$–

As of July 31, 2026, the Company had net operating loss carryforwards of approximately $5,126,000, $1,233,000 and $8,000 for income tax purposes in the United States, Hong Kong and Zimbabwe, respectively. The Company evaluates the realizability of its deferred tax assets separately in each tax jurisdiction. Based on the available evidence, the Company recorded a full valuation allowance against the deferred tax assets as of July 31, 2026.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of July 31, 2026 and July 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

As of July 31, 2026, tax years for the year ended July 2023 and forward generally remain open for examination for United States Federal and State tax purposes and tax years 2020/2021 and forward generally remain open for examination for Hong Kong tax purposes. The Zimbabwe subsidiary’s initial tax period through July 31, 2026 remains open to examination by the Zimbabwe tax authorities.

 NOTE 7 — CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash held in banks. The cash balance in each financial institution in the United States is insured by the FDIC up to $250,000. As of July 31, 2026, a cash balance of $3,469,820 was maintained at a financial institution in United States, $3,109,900 of which was subject to credit risk.

The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately US$64,000) if the bank with which an individual/company holds its eligible deposit fails. As of July 31, 2026, a cash balance of $922,911 was maintained at a financial institution in Hong Kong, of which approximately $742,809 was subject to credit risk. Management believes that the financial institution is of high credit quality and continually monitors its credit worthiness.

Customer concentration risk

For the year ended July 31, 2026, one customer accounted for 34.2% of the Company’s total revenues.

For the year ended July 31, 2025, two customers accounted for 41.5% and 27.4% of the Company’s total revenues.

As of July 31, 2026, two customers accounted for 56.3% and 29.4%, of the Company’s total accounts receivable.

As of July 31, 2025, no customer accounted for over 10% of the Company’s total accounts receivable.

Vendor concentration risk

For the year ended July 31, 2026, two vendors accounted for 36% and 10% of the Company’s total purchases.

For the year ended July 31, 2025, one vendor accounted for 69.0% of the Company’s total purchases.

As of July 31, 2026, one vendor accounted for 96.7% of the Company’s total accounts payable.

As of July 31, 2025, one vendor accounted for 100.0% of the Company’s total accounts payable.

 NOTE 8— COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company adopted ASU 2016-02 effective August 1, 2022.

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

As of July 31, 2026, the Company’s operating leases had a weighted average remaining lease term of approximately 0.92 years.

For the year ended July 31, 2026, rent expenses for the operating leases and short-term leases (less than one year) were $65,930 and $5,209, respectively.

For the year ended July 31, 2025, rent expenses for the operating leases and short-term leases (less than one year) were $5,494 and $10,366, respectively.

The total future minimum lease payments under the non-cancellable operating leases as of July 31, 2026 are as follows:

Year ending July 31,	Minimum lease payments

2027	$57,330
Thereafter	–
Total lease payments	57,330
Less: Interest	(1,660)
Present value of lease liabilities	$55,670

Future amortization of the Company’s ROU assets is presented below:

Year ending July 31,

2027	$58,776
Total	$58,776

Contingencies

From time to time, the Company may be a party to legal proceedings, as well as certain asserted and un-asserted claims. The Company was not involved in any material legal proceedings nor asserted claims as of July 31, 2026.

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

Disaggregated information of revenues by business lines are as follows:

Based on qualitative and quantitative criteria established by ASC 280, the Company considers itself to be operating within one reportable segment.

	For the years ended
	July 31,
	2026	2025

Electronic Device Hardware Components Sales	$337,575	$–
Business Consulting Services	555,753	276,590
Global Logistics Services	8,939,720	9,006,407
Sale of Minerals	4,409,563	–

Total revenues	$14,242,611	$9,282,997

Disaggregated information of revenues by regions are as follows:

	For the years ended
	July 31,
	2026	2025

Hong Kong	$9,784,555	$8,108,467
Vietnam	–	166,770
China	2,403,370	–
Japan	648,158	954,135
Singapore	1,406,528	53,625
Total revenues	$14,242,611	$9,282,997

NOTE 10 — SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company’s management has evaluated subsequent events through November 4, 2026, which is the date these consolidated financial statements were available to be issued. Management has the following material reportable subsequent events:

Cryptocurrency Mining Equipment Purchase and Hosting Arrangements

On August 21, 2026, Tianci Group Holding Limited, a wholly owned subsidiary of the Company, entered into an Equipment Procurement Agreement with McQueen Tech Co., Limited, a Hong Kong entity, to purchase Bitmain Model S21 XP cryptocurrency mining equipment for an aggregate purchase price of $500,000. The agreement requires an initial payment of $250,000 on or before August 31, 2026, with the remaining $250,000 payable upon completion of the inspection of the delivered equipment. Under the agreement, McQueen Tech Co., Limited will also assist in identifying suitable hosting locations and provide equipment deployment and operational advisory services without additional consideration.

On September 9, 2026, the Company announced that it and Tianci Group Holding Limited had entered into a cryptocurrency mining machine hosting agreement with BTC Digital Ltd. Under the agreement, BTC Digital Ltd. will provide hosting, installation and testing, and ongoing operations and maintenance services for the equipment, including support for connecting the equipment to its operating infrastructure in the United States. Deployment and commencement of operations are subject to equipment delivery, acceptance, transportation, installation and testing.

Strategic Cooperation Memorandum of Understanding

On September 11, 2026, the Company entered into a non-binding memorandum of understanding with BTC Digital Ltd. regarding the phased implementation of a cryptocurrency computing project. The parties intend to deploy an aggregate electrical load of approximately 3 MW within twelve months after the memorandum takes effect. BTC Digital Ltd. intends to provide or coordinate sites, power, hosting infrastructure, equipment deployment and operational support. Implementation of the project remains subject to definitive agreements and the availability of equipment, financing, sites and power resources. The memorandum does not amend or replace the parties’ existing equipment hosting arrangements.

Formation of a Singapore Subsidiary

On September 30, 2026, the Company established Roshing Future Pte. Ltd. in Singapore as an indirect wholly owned subsidiary through its wholly owned Seychelles subsidiary. The new subsidiary is intended to support the expansion of the Company’s mineral trading business in Asia.

AI platform development agreement

On October 12, 2026, the Company’s subsidiaries, RQS United Group Limited and Roshing International Co., Limited, entered into an Enterprise AI Intelligent Integration Platform Service Agreement with Linknex Limited, a Hong Kong company, to develop an AI platform integrating their business functions and to provide related personnel training. The consideration payable under the agreement consists of $146,700 in cash and 180,000 shares of the Company’s common stock. The agreement provides for the shares to be issued within twenty business days after their listing on Nasdaq. The parties intend to enter into a supplemental statement of work setting out the detailed scope, specifications, milestones and acceptance criteria.

Exercise of warrants

During August 2026, holders exercised common stock purchase warrants for an aggregate of 103,740 shares of the Company’s common stock at an exercise price of $3.06 per share, resulting in aggregate gross proceeds of $317,444. All share and per-share amounts reflect the July 2026 reverse stock split.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of July 31, 2026 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of July 31, 2026.

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

Item 9B. Other Information

Trading Arrangements. During the quarter ended July 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names of our current officers, directors and key employees, as well as certain information about them, are set forth below:

Name	Age	Position with Tianci	Director Since
Shufang Gao	57	Director, Chief Executive Officer	2021
Wei Fang	54	Director, Chief Financial Officer	2021
Ying Deng	43	Director, Vice President	2023
Yee Man Yung	33	Director	2021
Fan Liu	47	Director	2021
Juan Chang	47	Director	2024
Guilin Zhang	69	Director	2024

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

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Yee Man Yung, Juan Chang and Fan Liu. Yee Man Yung is the chairperson of our nominating and corporate governance committee. We have determined that each of Yee Man Yung, Juan Chang and Fan Liu qualifies as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). The Committee is responsible for: (a) assisting the Board in identifying individuals qualified to become Board members and recommending to the Board the director nominees for each annual meeting of stockholders; (b) recommending to the Board Corporate Governance Principles applicable to the Company; (c) leading the Board in its annual review of the performance of the Board and its committees; (d) recommending to the Board director nominees for each committee; (e) developing criteria for selection of members of the Board and its committees and reviewing with the Board, on an annual basis, the requisite skills and characteristics of new Board members as well as the composition of the Board as a whole; (f) recommending individuals qualified to become Board members to the Board; (g) reviewing and re-assessing the adequacy of its Charter and the Company’s Corporate Governance Principles annually and recommending any proposed changes to the Board for approval. The Committee shall be comprised of no less than three directors, the exact number to be determined by the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company registered pursuant to Section 12(b) of the Securities Exchange Act on April 8, 2025. The obligation of officers, directors and 10% shareholders to file Form 3 accrued on April 18. To date, none of the officers, directors or 10% shareholders have filed Form 3.

Item 11. Executive Compensation

Tianci International, Inc.

The following table summarizes the compensation paid or awarded to the Company's executive officers and directors for the fiscal years ended July 31, 2026 and 2025.

Name and Principal Position	Fiscal Year	Cash Compensation (US$ in thousands)	Shares Awarded (#)
Shufang Gao, CEO and Director	2026	166	45,000
	2025	338	–
Ying Deng, VP and Director	2026	64	20,000
	2025	50	–
Wei Fang, CFO and Director	2026	64	20,000
	2025	250	–
Juan Chang, Independent Director	2026	16	–
	2025	16	–
Fan Liu, Independent Director	2026	16	–
	2025	16	–
Yee Man Yung, Independent Director	2026	16	–
	2025	16	–
Guilin Zhang, Independent Director	2026	16	–
	2025	16	–

Note: Cash compensation includes salaries and bonuses, rounded to the nearest thousand U.S. dollars. Shares awarded represent shares of the Company's common stock granted under its employee incentive plan during fiscal 2026.

ROS United Group Limited

ROS United Group Limited did not pay any compensation to its officers or directors for services rendered in such capacities during the fiscal years ended July 31, 2026 and 2025.

Roshing International Co., Limited

The following table summarizes the cash compensation paid to certain executive officers by Roshing International Co., Limited for the fiscal years ended July 31, 2026 and 2025.

Name and Position	Fiscal Year	Cash Compensation (HK$ in thousands)
Shufang Gao, CEO	2026	1,201
	2025	600
Ying Deng, Manager	2026	710
	2025	390

Note: Cash compensation includes salaries and bonuses, rounded to the nearest thousand Hong Kong dollars.

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

Overview

On April 25, 2024, the Board and majority stockholder adopted the Tianci International, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The Plan provides for the grant of the following types of stock awards: (a) incentive stock options, (b) stock appreciation rights, (c) restricted stock, (d) restricted stock unit and deferred stock units and (e) performance shares. The Plan is intended to enable the Company and its affiliated companies to recruit and retain highly qualified personnel, to provide those personnel with an incentive for productivity and to provide those personnel with an opportunity to share in the growth and value of the Company. The Company reserved 100,000 post-reverse split shares of common stock issuable upon the grant of awards under the Plan. On July 29, 2026 the Board of Directors issued all 100,000 shares that were available under the Plan.

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

Outstanding Equity Awards at Fiscal Year End

During the past three fiscal years, none of our executive officers received any equity awards, including options, restricted stock or other equity incentives, from either Tianci, RQS United or Roshing, except that on July 29, 2026 the Tianci Board of Directors issued 45,000 shares to Shufang Gao (CEO), 20,000 shares to Wei Fang (CFO) and 20,000 shares to Ying Deng (VP)..

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the securities holdings of (i) Tianci’s officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of any class of Tianci’s voting stock. The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. This table has been prepared based on 1,184,039 shares of Common Stock outstanding as of the date of filing of this Report. Unless otherwise specified, the address of each of the persons set forth below is in care of Tianci.

	Common Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
Shufang Gao	247,150	(2)	20.9%
Wei Fang	20,923		1.8%
Ying Deng	20,715		1.7%
Yee Man Yung	316		0.0%
Fan Liu	316		0.0%
Juan Chang	–		–
Guilin Zhang	–		–
All officers and directors as a group (7 persons)	289,420	(2)	24.4%

Alta Partners LLC	127.562	(3)	9.9%
S.H.N. Financial Investment	127,928	(4)	9.9%
L1 Capital Global Opportunities Master Fund, Ltd	127,928	(5)	9.9%

(1)	Ownership is of record and beneficial unless otherwise noted.
(2)	Includes 201,435 shares of common stock owned of record by RQS Capital Limited. Shufang Gao holds voting and dispositive power over shares held by RQS Capital Limited.
(3)	Consists of 3,304 shares of Common Stock and 124,258 shares of Common Stock issuable upon exercise of warrants, after giving effect to the 9.99% beneficial ownership;limitation applicable to such warrants. Does not include an aggregate of 147,786 shares of common stock issuable upon exercise of warrants that have been excluded due to the 9.99% beneficial ownership limitation.
(4)	Consists of 127,928 shares of Common Stock issuable upon exercise of warrants, after giving effect to the 9.99% beneficial ownership limitation applicable to such warrants. Does not include an aggregate of 176,484 shares of common stock issuable upon exercise of warrants that have been excluded due to the 9.99% beneficial ownership limitation
(5)	Consists of 127,928 shares of Common Stock issuable upon exercise of warrants, after giving effect to the 9.99% beneficial ownership limitation applicable to such warrants. Does not include an aggregate of 480,896 shares of common stock issuable upon exercise of warrants that have been excluded due to the 9.99% beneficial ownership limitation

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

Item 14. Principal Accountant Fees and Services

Audit Fees

Bush & Associates, CPA billed $127,000 in connection with the audit of the Company’s financial statements for the year ended July 31, 2026. Bush & Associates, CPA billed $120,000 in connection with the audit of the Company’s financial statements for the year ended July 31, 2025.

Audit-Related Fees

Bush & Associates, CPA did not bill the Company for any Audit-Related fees in fiscal 2026. Bush & Associates, CPA did not bill the Company for any Audit-Related fees in fiscal 2025.

Tax Fees

Bush & Associates did not bill the Company for professional services rendered for tax compliance, tax advice and tax planning in fiscal 2026. Bush & Associates did not bill the Company for professional services rendered for tax compliance, tax advice and tax planning in fiscal 2025.

All Other Fees

Bush & Associates, CPA did not bill the Company for any other fees in fiscal 2026. Bush & Associates, CPA did not bill the Company for any other fees in fiscal 2025.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

3.1(a)	Articles of Incorporation of Tianci International, Inc.(1)
3.1(b)	Articles of Amendment of Articles of Incorporation of Tianci International, Inc. – filed as exhibit to the Current Report on Form 8-K filed on January 27, 2023
3.1(c)	Certificate of Designation of Series B Preferred Stock – filed as an exhibit to Current Report on Form 8-K filed on April 26, 2024
3.2	Amended and Restated Bylaws - filed as an exhibit to Current Report on Form 8-K filed on August 14, 2024
10.1	Employment Agreement dated August 27, 2021 between Shufang Gao and Tianci International, Inc.(2)
10.2	Employment Agreement dated August 27, 2021 between Wei Fang and Tianci International, Inc.(2)
10.3	Employment Agreement dated January 23, 2023 between Ying Deng and Tianci International Inc.(4)
10.4	Tianci 2024 Equity Incentive Plan(3)
14.1	Code of Business Conduct and Ethics(3)
14.2	The Review Policy for Related Party Transactions(3)
21	Subsidiaries(4)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Rule 13a-14(b) Certification of Principal Executive Officer
32.2	Rule 13a-14(b) Certification of Principal Financial Officer
97	Mandatory Recoupment Policy – filed as an exhibit to Form 10-K filed on October 3, 2025
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed on September 24, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended July 31, 2022 and incorporated herein by reference.
(3)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-280089) and incorporated herein by reference.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended July 31, 2023 and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIANCI INTERNATIONAL, INC.

Date: November 4, 2026	/s/ Shufang Gao
By: Shufang Gao
Title: Chief Executive Officer

Date: November 4, 2026	/s/ Wei Fang
By: Wei Fang
Title: Chief Financial and Accounting Officer

In accordance with the Exchange Act, this Report has been signed below on October 29, 2026 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shufang Gao

Shufang Gao, Chairman of the Board, Chief Executive Officer

/s/ Wei Fang

Wei Fang, Director, Chief Financial Officer

/s/ Ying Deng

Ying Deng, Director

/s/ Fan Liu

Fan Liu, Director

/s/ Yee Man Yung

Yee Man Yung, Director

/s/ Juan Chang

Juan Chang, Director

/s/ Guilin Zhang

Guilin Zhang, Director

